Form 10-Q
period 2003-09-26
INTERLINE BRANDS INC
filed 2003-11-10
CIK 1250189

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)

  {X}    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 26, 2003

                               OR


  { }    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM ____________ TO ____________ COMMISSION FILE NUMBER 333-106801


                          INTERLINE BRANDS, INC.
          (Exact name of registrant as specified in its charter)


                 NEW JERSEY                                     22-2232386
      (State or other jurisdiction of                        (I.R.S. Employer
       incorporation or organization)                       Identification No.)


 801 WEST BAY STREET, JACKSONVILLE, FLORIDA                        32204
  (Address of principal executive offices)                      (Zip Code)

                          (904) 421-1400 (Registrant's
                     telephone number, including area code)


                                 NOT APPLICABLE
              (Former name, former address and former fiscal year,
                         if changed since last report)

            Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes { }              No {X}

            Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                           Yes { }              No {X}


            As of the close of business on November 10, 2003, there were 5,385,189 shares outstanding of the registrant's common stock, no par value.

                                TABLE OF CONTENTS

                                                                                               PAGE

                         PART I -- FINANCIAL INFORMATION

Item 1.    Financial Statements
                Unaudited Condensed Consolidated Statements of Operations
                for the Three and Nine Months Ended September 26, 2003 and
                September 27, 2002................................................................3
                Unaudited Condensed Consolidated Balance Sheets as of September
                26, 2003 and December 27, 2002....................................................4
                Condensed Consolidated Statements of Stockholders'
                Equity (Deficiency) for the Nine Months Ended September 26, 2003..................5
                Unaudited Condensed Consolidated Statements of Cash Flows
                for the Nine Months Ended September 26, 2003 and
                September 27, 2002................................................................6
                Notes to Unaudited Condensed Consolidated Financial
                Statements for the Three and Nine Months Ended September 26, 2003
                and September 27, 2002............................................................7

Item 2.    Management's Discussions and Analysis of Financial Condition
           and Results of Operations.............................................................21

Item 3.    Quantitative and Qualitative Disclosures about Market Risk............................27

Item 4.    Controls and Procedures...............................................................27


                 PART II -- OTHER INFORMATION


Item 1.    Legal Proceedings.....................................................................28

Item 6.    Exhibits and Reports on Form 8-K......................................................28

SIGNATURES.......................................................................................29

                         PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.


                     INTERLINE BRANDS, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
  THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 26, 2003 AND SEPTEMBER 27, 2002
                       (In thousands, except share data)

                                                                 Three Months Ended                      Nine Months Ended
                                                          September 26,     September 27,         September 26,    September 27,
                                                              2003              2002                  2003             2002
                                                          -------------     -------------         -------------    -------------
NET SALES.............................................      $  166,676        $  166,025           $   481,235      $   486,302
COST OF SALES.........................................         103,308           105,674               298,241          307,629
                                                            ----------        ----------           -----------      -----------
    Gross Profit......................................          63,368            60,351               182,994          178,673
                                                            ----------        ----------           -----------      -----------
OPERATING EXPENSES:
    Selling, general and administrative expenses......          43,693            41,469               126,678          124,258
    Depreciation and amortization.....................           3,134             2,906                 8,759            8,707
    Special costs and expenses........................             132             1,535                   510            2,750
                                                            ----------        ----------           -----------      -----------
       Total Operating Expense........................          46,959            45,910               135,947          135,715
                                                            ----------        ----------           -----------      -----------
OPERATING INCOME......................................          16,409            14,441                47,047           42,958
CHANGE IN FAIR VALUE OF INTEREST RATE SWAPS...........          (2,201)            4,442                (3,284)           5,855
LOSS ON EARLY EXTINGUISHMENT OF DEBT..................              --                --                14,893               --
INTEREST EXPENSE, net.................................          10,297             9,523                30,046           28,766
OTHER (INCOME) EXPENSE................................             (54)               --                   (46)              --
                                                            ----------        ----------           -----------      -----------
    Income before income taxes........................           8,367               476                 5,438            8,337
PROVISION FOR INCOME TAXES............................           3,563               177                 2,565            3,095
                                                            ----------        ----------           -----------      -----------
NET INCOME............................................           4,804               299                 2,873            5,242
PREFERRED STOCK DIVIDENDS.............................         (12,381)          (10,792)              (35,905)         (31,301)
                                                            ----------        ----------           -----------      -----------
NET LOSS APPLICABLE TO COMMON STOCKHOLDERS............      $   (7,577)       $  (10,493)          $   (33,032)     $   (26,059)
                                                            ==========        ==========           ===========      ===========
(LOSS) PER COMMON SHARE - BASIC.......................      $    (1.41)       $    (1.95)          $     (6.13)     $     (4.84)
                                                            ==========        ==========           ===========      ===========
(LOSS) PER COMMON SHARE - DILUTED.....................      $    (1.41)       $    (1.95)          $     (6.13)     $     (4.84)
                                                            ==========        ==========           ===========      ===========

   See accompanying notes to condensed consolidated financial statements.

                     INTERLINE BRANDS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                    SEPTEMBER 26, 2003 AND DECEMBER 27, 2002
                       (In thousands, except share data)

                                                                                  September 26,            December 27,
                                                                                      2003                     2002
                                                                                  -------------            ------------
ASSETS
CURRENT ASSETS:
        Cash and cash equivalents                                                 $      22,702            $      5,557
        Cash - restricted                                                                    --                     329
        Accounts receivable - trade (net of allowance for doubtful accounts
          of $5,840 and $5,322)                                                          93,462                  83,087
        Accounts receivable - other                                                      10,461                  13,052
        Inventory                                                                       111,904                 124,479
        Prepaid expenses and other current assets                                         6,403                   5,953
        Deferred income taxes                                                             9,101                  10,933
                                                                                  -------------            ------------
                 Total current assets                                                   254,033                 243,390
PROPERTY AND EQUIPMENT, net                                                              30,293                  33,585
GOODWILL, net                                                                           195,669                 195,669
OTHER INTANGIBLE ASSETS, net                                                             80,008                  77,423
OTHER ASSETS                                                                              8,353                   1,652
                                                                                  -------------            ------------
TOTAL ASSETS                                                                      $     568,356            $    551,719
                                                                                  =============            ============
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
CURRENT LIABILITIES:
        Current portion of long-term debt                                         $       7,000            $     22,750
        Revolving credit facility                                                            --                  18,500
        Accounts payable                                                                 50,230                  53,417
        Accrued expenses and other current liabilities                                   11,826                  13,603
        Accrued interest payable                                                         11,201                   4,409
        Accrued merger expenses                                                           6,216                   7,427
                                                                                  -------------            ------------
                 Total current liabilities                                               86,473                 120,106
LONG-TERM LIABILITIES:
        Deferred income taxes                                                            19,844                  21,253
        Interest rate swaps                                                              14,783                  18,067
        Long-term debt, net of current portion                                          336,275                 284,774
                                                                                  -------------            ------------
TOTAL LIABILITIES                                                                       457,375                 444,200
                                                                                  -------------            ------------
COMMITMENTS AND CONTINGENCIES
SENIOR PREFERRED STOCK, $0.01 par value, 27,000,000 shares
  authorized; 23,619,888 shares issued and outstanding; at liquidation value            367,108                 331,203
                                                                                  -------------            ------------
STOCKHOLDERS' EQUITY (DEFICIENCY):
        Common stock, no par value, 7,500,000 shares authorized; 5,385,189
           shares issued and outstanding                                                  1,994                   1,994
        Accumulated deficit                                                            (257,109)               (224,077)
        Stockholder loans                                                                (1,518)                 (1,440)
        Accumulated other comprehensive income (loss)                                       506                    (161)
                                                                                  -------------            ------------
TOTAL STOCKHOLDERS' EQUITY (DEFICIENCY)                                                (256,127)               (223,684)
                                                                                  -------------            ------------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                                          $     568,356            $    551,719
                                                                                  =============            ============

   See accompanying notes to condensed consolidated financial statements.

                     INTERLINE BRANDS, INC. AND SUBSIDIARIES
     CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                  FOR THE NINE MONTHS ENDED SEPTEMBER 26, 2003
                        (In thousands, except share data)


                                                                                     Retained        Accumulated          Total
                                                Common Stock                         Earnings           Other         Stockholders'
                                           -----------------------  Shareholder    (Accumulated     Comprehensive         Equity
                                              Shares      Amount       Loans         Deficit)       Income (Loss)     (Deficiency)
                                            ---------    --------   ------------   ------------    --------------     -------------
BALANCE, DECEMBER 27, 2002                  5,385,189     $ 1,994       $ (1,440)    $ (224,077)           $ (161)       $ (223,684)

  Preferred stock dividends                        --          --             --        (35,905)               --           (35,905)
  Interest accrual on stockholder loans            --          --            (78)            --                --               (78)
  Comprehensive income:
    Net income                                     --          --             --          2,873                --                --
    Foreign currency translation                   --          --             --             --               667                --
  Total comprehensive income                       --          --             --             --                --             3,540
                                           -----------  ---------- -------------- --------------  ----------------  ----------------

BALANCE, SEPTEMBER 26, 2003                 5,385,189     $ 1,994       $ (1,518)    $ (257,109)            $ 506        $ (256,127)
                                           ===========  ========== ============== ==============  ================  ================

   See accompanying notes to condensed consolidated financial statements.

                         INTERLINE BRANDS, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) NINE MONTHS ENDED SEPTEMBER 26, 2003 AND SEPTEMBER 27, 2002
                            (In thousands, except share data)

                                                                             For The Nine Months Ended
                                                                         September 26,        September 27,
                                                                             2003                 2002
                                                                         -------------        -------------
OPERATING ACTIVITIES :
 Net income                                                              $       2,874        $       5,242
 Adjustments to reconcile net income to net cash
  provided by operating activities:
     Depreciation and amortization                                               8,759                8,707
     Amortization of debt issuance costs                                         7,855                1,240
     Deferred compensation                                                          --                  765
     Change in fair value of interest rate swaps                                (3,284)               5,855
     Loss on disposal of property and equipment                                      3                   --
     Interest income on shareholder notes                                          (78)                 (73)
     Deferred income taxes                                                         423               (2,648)
     Senior subordinated notes issued for interest due                           1,674                2,385
 Changes in assets and liabilities, net of effects of acquisition:
  Accounts receivable - trade                                                  (10,375)             (11,781)
  Accounts receivable - other                                                    2,590                 (799)
  Inventory                                                                     12,576               (2,839)
  Prepaid expenses and other current assets                                       (450)                 808
  Other assets                                                                     (73)                 (69)
  Accrued interest payable                                                       6,792               (1,488)
  Accounts payable                                                              (3,187)               8,772
  Cash - restricted                                                                329                   --
  Accrued expenses and other current liabilities                                (1,779)              (5,449)
  Accrued merger expenses                                                       (1,210)              (1,472)
  Income taxes payable                                                              --                  435
                                                                         -------------        -------------
     Net cash provided by operating activities                                  23,439                7,591
                                                                         -------------        -------------

INVESTING ACTIVITIES:
 Purchase of property and equipment, net                                       (3,495)              (4,133)
 Purchase of investment  and other assets                                      (3,747)                  --
                                                                         -------------        -------------
     Net cash used in investing activities                                     (7,242)              (4,133)
                                                                         -------------        -------------

FINANCING ACTIVITIES:
 (Decrease) Increase in revolver and swingline, net                            (18,500)               9,500
 Repayment of long-term debt                                                  (309,198)             (12,375)
 Proceeds from refinancing transactions                                        340,000                   --
 Payment of debt issuance costs                                                (12,020)                  --
                                                                         -------------        -------------
     Net cash provided by (used in) financing activities                           282               (2,875)
                                                                         -------------        -------------
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS                       666                   25
                                                                         -------------        -------------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                       17,145                  608
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                   5,557                3,327
                                                                         -------------        -------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                 $      22,702        $       3,935
                                                                         =============        =============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
 Cash paid during the period for :
  Interest                                                               $      18,082        $      26,322
                                                                         =============        =============
  Income taxes (net of refunds)                                          $       1,404        $       5,135
                                                                         =============        =============
SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
  Dividends on preferred stock                                           $      35,905        $      31,301
                                                                         =============        =============

          See accompanying notes to condensed consolidated financial statements.

                     INTERLINE BRANDS, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
      THREE AND NINE MONTHS ENDED SEPTEMBER 26, 2003 AND SEPTEMBER 27, 2002
                        (In thousands, except share data)
--------------------------------------------------------------------------------

1.       BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Interline Brands, Inc. ("Interline" or the "Company") reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

The Company is in one industry, the distribution of maintenance, repair and operations, or MRO, products. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosure about Segments of an Enterprise and Related Information", the Company has one operating segment. Our net sales for the nine month periods ended September 26, 2003 and September 27, 2002 by product category were as follows (in millions):

                                             NINE MONTHS    NINE MONTHS
                                                ENDED          ENDED
PRODUCT CATEOGORY                              9/26/03        9/27/02
-----------------                            -----------    -----------
Plumbing....................................    $226.2        $233.4
Electrical..................................      52.9          58.4
Hardware....................................      33.7          34.0
HVAC........................................      28.9          29.2
Appliances and Parts........................      33.7          29.2
Security Hardware...........................      38.5          38.9
Other.......................................      67.4          63.2
                                                ------        ------
Total.......................................    $481.2        $486.3
                                                ======        ======


2. ACCOUNTING POLICIES

Further information regarding the basis of presentation and significant accounting policies is included in the Company's consolidated annual financial statements, contained in the Company's Registration Statement on Form S-4 filed with the United States Securities and Exchange Commission as amended (File No. 333-106801).

INTANGIBLE ASSETS

Effective July 1, 2003 the Company changed the estimated useful life of certain customer lists from 40 years to 17 years. The effect of this change in the estimated remaining useful life is not considered to be material to the Company's consolidated financial statements.

FREIGHT COSTS

During the third quarter of 2003 the Company reclassified freight costs paid by its customers ("freight revenue") from selling, general and administrative costs to net sales. This reclassification did not have an effect on operating income. However, it did increase both net sales and selling, general and administrative costs by $1.3 million for the three months ended September 2003.

3.       RECENT ACCOUNTING PRONOUNCEMENTS

In April 2003, the FASB issued SFAS No. 149, AMENDMENT OF STATEMENT 133 ON DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES ("SFAS 149"). SFAS 149 amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. In addition, the statement clarifies when a contract is a derivative and when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS 149 is generally effective prospectively for contracts entered into or modified, and hedging relationships designated, after June 30, 2003. Management adopted the statement effective June 28, 2003 and it did not have a material impact on the Company's consolidated financial position, results of operations or cash flows.

In May 2003, the FASB issued SFAS No. 150, ACCOUNTING FOR CERTAIN FINANCIAL INSTRUMENTS WITH CHARACTERISTICS OF BOTH LIABILITIES AND EQUITY ("SFAS 150"). SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity, and imposes certain additional disclosure requirements. The provisions of SFAS 150 are generally effective for financial instruments entered into or modified after May 31, 2003. Additionally, the Company must apply the provisions of SFAS 150 to all financial instruments on July 1, 2003. Management adopted the statement effective June 28, 2003 and does not expect adoption to have a material impact on the Company's consolidated financial position, results of operations or cash flows.


4.       EARNINGS PER SHARE

Net income per share for all periods has been computed in accordance with SFAS No. 128, "Earnings per Share". Basic net income per share is computed by dividing net income by the weighted-average number of shares outstanding during the year. Diluted net income per share is computed by dividing net income by the weighted-average number of shares outstanding during the year, assuming dilution.

                     INTERLINE BRANDS, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
         THREE MONTH AND NINE MONTH PERIODS ENDED SEPTEMBER 26, 2003 AND
                               SEPTEMBER 27, 2002
                                   (CONTINUED)
                        (In thousands, except share data)
--------------------------------------------------------------------------------

The amounts used in calculating net income (loss) per share data are as follows:

                                                             THREE MONTHS ENDED                     NINE MONTHS ENDED
                                                     SEPTEMBER 26,      SEPTEMBER 27,        SEPTEMBER 26,    SEPTEMBER 27,
                                                          2003              2002                  2003              2002
                                                     -------------      -------------        -------------    -------------
Net income                                             $    4,804        $      299            $    2,873        $     5,242
Preferred stock dividends                                 (12,381)          (10,792)              (35,905)           (31,301)
                                                       ----------        ----------            ----------        -----------
Net loss applicable to common shareholders             $   (7,577)       $  (10,493)           $  (33,032)       $   (26,059)
                                                       ==========        ==========            ==========        ===========
Weighted average shares outstanding - basic                 5,385             5,385                 5,385              5,385
Effect of dilutive stock options                               --                --                    --                 --
                                                       ----------        ----------            ----------        -----------
Weighted average shares outstanding - diluted              5,385             5,385                 5,385              5,385
                                                       ==========        ==========            ==========        ===========


Options to purchase 172,150 and 125,805 shares of common stock which were outstanding during 2003 and 2002, respectively, were not included in the computation of weighted average shares outstanding-diluted because the options exercise price was greater than the average market price of common stock and the effect would be antidilutive.


5.       DEBT

Long-term debt at September 26, 2003 and December 27, 2002 consists of the following:

                                            SEPTEMBER 26,        DECEMBER 27,
                                                2003                 2002
                                            -------------        ------------
Term Loan A                                            --        $     70,000
Term Loan B                                            --             146,625
Term Loan                                   $     140,000                  --
Note payable                                        3,275                  --
Senior Subordinated Notes - 16%                        --              90,899
Senior Subordinated Notes - 11.5%                 200,000                  --
                                            -------------        ------------

                                                  343,275             307,524
Less current portion                               (7,000)            (22,750)
                                            -------------        ------------

                                            $     336,275        $   284,774
                                            =============        ============

                     INTERLINE BRANDS, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
  THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 26, 2003 AND SEPTEMBER 27, 2002
                                   (CONTINUED)
                        (In thousands, except share data)
--------------------------------------------------------------------------------

In May 2003, the Company completed an offering of $200 million principal amount of 11.5% Senior Subordinated Notes due 2011 and entered into a new $205.0 million senior secured credit facility which consists of a $140.0 million term loan facility and a $65.0 million revolving loan facility, a portion of which is available in the form of letters of credit. The net proceeds from the offering of Senior Subordinated Notes and the refinancing of the former credit facility with the new credit facility were used to: (1) repay all outstanding indebtedness under our former credit facility, (2) redeem all of the 16% senior subordinated notes, (3) pay accrued interest and related redemption premiums on our former debt and (4) pay transaction fees and expenses related to the offering and new credit facility. These transactions are referred to collectively as the "Refinancing Transactions".

The $200 million principal amount 11.5% Senior Subordinated Notes due 2011 pay interest each May 15 and November 15, with the first payment due on November 15, 2003. Prior to May 15, 2006, the Company may redeem up to 35% of the Senior Subordinated Notes using proceeds of certain equity offerings. The Company may redeem all or a portion of the notes after May 15, 2007, subject to redemption premiums unless redeemed after May 15, 2009.

Borrowings under the term loan facility and revolving loan facility bear interest, at the Company's option, at either LIBOR plus a spread or at the alternate base rate plus a spread. Interest rates in effect on borrowings under the term loan facility at September 26, 2003 ranged from 5.62% for LIBOR based borrowings and 7.50% for prime based borrowings. Outstanding letters of credit under the revolving loan facility are subject to a per annum fee equal to the applicable spread over the adjusted LIBOR for revolving loans. The term loan facility matures on November 30, 2009 and the revolving loan facility matures on May 31, 2008.

As of September 26, 2003, the Company had $5.5 million of letters of credit issued and $48.2 million available under the revolving loan facility. There were no borrowings under the revolving loan facility at September 26, 2003. The new credit facility is secured by substantially all of the assets of the Company.

Debt issuance costs capitalized in connection with the Refinancing Transactions were approximately $12.0 million. An expense of approximately $14.9 million for the early extinguishment of debt resulted from the write-off of the unamortized loan fees and loan discount relating to the Company's former credit facility and the redemption premium incurred upon redemption of the 16% Senior Subordinated Notes, as part of the Refinancing Transactions.

Periodically, the Company enters into derivative financial instruments, including interest rate exchange agreements, to manage its exposure to fluctuations in interest rates on its debt. At December 27, 2002 and September 26, 2003, the Company had interest rate exchange agreements, or swaps, outstanding with a total notional amount of $151.0 million. These agreements, which mature between April and October of 2005, effectively fix the interest rate on the Company's variable rate borrowings under the term loan facility at a weighted average rate of 6.56%. The change in market value of the outstanding interest rate exchange agreements has been recorded as a long-term liability of $14.8 million at September 26, 2003. The Company's derivative activities are for purposes other than trading and as such the Company intends to hold these instruments until their respective maturities.

The new credit facility contains customary affirmative and negative covenants that limit the Company's ability to incur additional indebtedness, pay dividends on its common stock or redeem, repurchase or retire its common stock or subordinated indebtedness, make certain investments, sell assets, and consolidate, merge or transfer assets, and that require the Company to maintain its debt to cash flow ratio and interest expense coverage ratio. The Company was in compliance with all covenants at September 26, 2003.

In April 2003, the Company issued a non-recourse note payable in the principal amount of $3.3 million for the purchase of an investment. This note, which is secured only by the investment, bears interest at a rate of 4% per annum, with principal due in full in April 2010.

                     INTERLINE BRANDS, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
  THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 26, 2003 AND SEPTEMBER 27, 2002
                                   (CONTINUED)
                        (In thousands, except share data)
--------------------------------------------------------------------------------

The maturities of long-term debt subsequent to September 26, 2003 are as follows:

                  2003                              $      1,750
                  2004                                     7,000
                  2005                                     7,875
                  2006                                    11,375
                  2007                                    14,000
                  Thereafter                             301,275
                                                    ------------
                                                    $    343,275
                                                    ============


6.       STOCK OPTION PLANS

During 2000, the Company established a Stock Award Plan, (the "2000 Plan"), under which the Company may award a total of 525,000 shares of common stock in the form of incentive stock options (which may be awarded to key employees only), nonqualified stock options, stock appreciation rights, or SARs, and restricted stock awards, all of which may be awarded to directors, officers, key employees and consultants. The exercise price per share for an incentive stock option may not be less than 100% of the fair market value of a share of common stock on the grant date. The exercise price per share for an incentive stock option granted to a person owning stock possessing more than 10% of the total combined voting power of all classes of stock may not be less than 110% of the fair market value of a share of common stock on the grant date, and may not be exercisable after the expiration of five years from the date of grant. The options generally vest ratably over their five-year term. The Company's compensation committee will determine in its sole discretion whether a SAR is settled in cash, shares or a combination of cash and shares.

A summary of the status of the Company's stock option plans is as follows:

                                                NUMBER       EXERCISE PRICE      AVERAGE EXERCISE
                                              OF SHARES        PER SHARE          PRICE PER SHARE
                                              ---------      --------------      ----------------
Outstanding at December 29, 2002               125,805     $ 1.67 - $ 20.33           $   9.00

2003:
  Granted                                       46,345     $           0.50           $   0.50


Outstanding at September 26, 2003              172,150     $ 1.67 - $ 20.33           $   6.71


All stock options granted were at prices no less than the fair market value of the common stock at the grant date.

The Company accounted for the option plans in accordance with APB Opinion No. 25, under which no compensation cost has been recognized for stock option awards.

Compensation cost for options granted in 2003, determined based on the fair value at the grant date consistent with the method prescribed by SFAS 123, did not have a material effect on net income. The fair value of each option was estimated on the date of grant using the Black-Scholes option pricing model, with the following assumptions used for options granted in 2003: dividend yield of 0%, expected volatility of 0%, risk-free interest rate of 3.48% and expected life of 5 years.

                     INTERLINE BRANDS, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
  THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 26, 2003 AND SEPTEMBER 27, 2002
                                   (CONTINUED)
                        (In thousands, except share data)
--------------------------------------------------------------------------------

7.       SUBSIDIARY GUARANTORS

The Company completed an offering of $200 million principal amount of Senior Subordinated Notes in connection with its Refinancing Transactions. The Company has filed a registration statement with the Securities and Exchange Commission with respect to an exchange offer for the Senior Subordinated Notes and with respect to resales of the Senior Subordinated Notes by an affiliate of the Company for market-making purposes. The registration statement has been declared effective by the SEC. The Company's new Senior Subordinated Notes are fully and unconditionally guaranteed, jointly and severally, on a subordinated basis by Wilmar Holdings, Inc., Wilmar Financial, Inc., and Glenwood Acquisition LLC (wholly-owned subsidiaries of Interline). The guarantees by these subsidiary guarantors will be senior to any of their existing and future subordinated obligations, equal in right of payment with any of their existing and future senior subordinated indebtedness and subordinated to any of their existing and future senior indebtedness. Accordingly, condensed consolidating financial statements for Interline Brands, Inc. and the Subsidiary Guarantors are presented below.

                     INTERLINE BRANDS, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED)
      THREE AND NINE MONTHS ENDED SEPTEMBER 26, 2003 AND SEPTEMBER 27, 2002
                        (In thousands, except share data)

                CONDENSED CONSOLIDATING BALANCE SHEET (UNAUDITED)
                            As of September 26, 2003

                                                                      Parent           Subsidiary
                                                                     Company           Guarantors     Eliminations    Consolidated
                                                                     -------           ----------     ------------    ------------
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                         $    22,608      $        94     $         --      $    22,702
  Accounts receivable-- trade, net                                       93,462               --               --           93,462
  Accounts receivable-- other                                            10,461               --               --           10,461
  Inventory                                                             111,904               --               --          111,904
  Prepaid expenses and other current assets                               6,401                2               --            6,403
  Deferred income taxes                                                   9,101               --               --            9,101
  Due from Parent                                                            --           43,649          (43,649)              --
  Investment in subsidiaries                                             62,258               --          (62,258)              --
                                                                    ---------------------------------------------------------------

           Total current assets                                         316,195           43,745         (105,907)         254,033

PROPERTY AND EQUIPMENT, net                                              30,293               --               --           30,293

GOODWILL, net                                                           195,669               --               --          195,669

OTHER INTANGIBLE ASSETS, net                                             80,008               --               --           80,008

OTHER ASSETS                                                              5,054            6,620           (3,321)           8,353
                                                                    ---------------------------------------------------------------

TOTAL ASSETS                                                        $  627,219       $   50,365      $   (109,228)     $  568,356

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES:
  Current portion of long-term debt                                 $     7,000      $        --     $         --      $     7,000
  Revolving credit facility                                                                                                     --
  Accounts payable                                                       50,230               --               --           50,230
  Accrued expenses and other current liabilities                         11,822                4               --           11,826
  Accrued interest payable                                               11,201               --               --           11,201
  Accrued merger expenses                                                 6,216               --               --            6,216
  Income taxes payable                                                   (1,200)           1,200               --               --
  Due to subsidiaries                                                    43,695               --          (43,695)              --
                                                                    ---------------------------------------------------------------

           Total current liabilities                                    128,964            1,204          (43,695)          86,473

LONG-TERM LIABILITIES:
  Deferred income taxes                                                  19,844               --               --           19,844
  Interest rate swaps                                                    14,783               --               --           14,783
  Long-term debt, net of current portion                                333,000            3,275               --          336,275
                                                                    ---------------------------------------------------------------

TOTAL LIABILITIES                                                       496,591            4,479          (43,695)         457,375
                                                                    ---------------------------------------------------------------

SENIOR PREFERRED STOCK, $0.01 par value, 27,000,000
    shares authorized; 23,619,888 shares issued and outstanding;        367,108               --               --          367,108
       at liquidation value

STOCKHOLDERS' EQUITY (DEFICIENCY):
  Common stock, no par value, 7,500,000 shares authorized,
      5,385,189 shares issued and outstanding                             1,994               --               --            1,994
  Additional paid-in-capital                                                 --           43,285          (43,285)              --
  Accumulated deficit                                                  (257,109)          22,248          (22,248)        (257,109)
  Shareholder loans                                                      (1,518)              --               --           (1,518)
  Dividends                                                              19,647          (19,647)              --               --
  Accumulated other comprehensive income (loss)                             506               --               --              506
                                                                    ---------------------------------------------------------------

TOTAL STOCKHOLDERS' EQUITY (DEFICIENCY)                                (236,480)          45,886          (65,533)        (256,127)
                                                                    ---------------------------------------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $   627,219      $    50,365     $   (109,228)     $   568,356
                                                                    ===============================================================

                     INTERLINE BRANDS, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED)
      THREE AND NINE MONTHS ENDED SEPTEMBER 26, 2003 AND SEPTEMBER 27, 2002
                       (In thousands, except share data)

                CONDENSED CONSOLIDATING BALANCE SHEET (UNAUDITED)
                             As of December 27, 2002

                                                                    Parent           Subsidiary
                                                                   Company           Guarantors     Eliminations    Consolidated
                                                                   -------           ----------     ------------    ------------
                                                                                         (In thousands)
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                      $    5,459        $       98      $          --     $     5,557
  Cash-- restricted                                                     329                                                  329
  Accounts receivable-- trade, net                                   83,087                --                 --          83,087
  Accounts receivable-- other                                        13,052                --                 --          13,052
  Inventory                                                         124,479                --                 --         124,479
  Prepaid expenses and other current assets                           5,946                 7                 --           5,953
  Deferred income taxes                                              10,933                --                 --          10,933
  Due from Parent                                                        --            54,929            (54,929)             --
  Investment in subsidiaries                                         55,030                --            (55,030)             --
                                                                 ----------------------------------------------------------------

           Total current assets                                     298,315            55,034           (109,959)        243,390

PROPERTY AND EQUIPMENT, net                                          33,585                --                 --          33,585
GOODWILL, net                                                       195,669                --                 --         195,669
INTANGIBLE ASSETS, net                                               77,423                --                 --          77,423
OTHER ASSETS                                                          1,652                --                 --           1,652
                                                                 ----------------------------------------------------------------

TOTAL ASSETS                                                     $  606,644        $   55,034      $    (109,959)    $   551,719
                                                                 ================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES:
  Current portion of long-term debt                              $   22,750        $       --      $          --     $    22,750
  Revolving credit facility                                          18,500                                               18,500
  Accounts payable                                                   53,417                --                 --          53,417
  Accrued expenses and other current liabilities                     13,599                 4                 --          13,603
  Accrued interest payable                                            4,409                --                 --           4,409
  Accrued merger expenses                                             7,427                --                 --           7,427
  Due to subsidiaries                                                54,929                --            (54,929)             --
                                                                 ----------------------------------------------------------------

           Total current liabilities                                175,031                 4            (54,929)        120,106

LONG-TERM LIABILITIES:
  Deferred income taxes                                              21,253                --                 --          21,253
  Interest rate swaps                                                18,067                --                 --          18,067
  Long-term debt, net of current portion                            284,774                --                 --         284,774
                                                                 ----------------------------------------------------------------

TOTAL LIABILITIES                                                   499,125                 4            (54,929)        444,200
                                                                 ----------------------------------------------------------------

SENIOR PREFERRED STOCK, $0.01 par value, 27,000,000 shares
    authorized; 23,619,888 shares issued and outstanding;
       at liquidation value                                         331,203                --                 --         331,203

STOCKHOLDERS' EQUITY (DEFICIENCY):
  Common stock, no par value, 7,500,000 shares authorized,
      5,385,189 shares issued and outstanding                         1,994                --                 --           1,994
  Additional paid-in-capital                                             --            40,010            (40,010)             --
  Accumulated deficit                                              (224,077)           15,020            (15,020)       (224,077)
  Stockholder loans                                                  (1,440)               --                 --          (1,440)
  Accumulated other comprehensive income (loss)                        (161)               --                 --            (161)
                                                                 ----------------------------------------------------------------

TOTAL STOCKHOLDERS' EQUITY (DEFICIENCY)                            (223,684)           55,030            (55,030)       (223,684)
                                                                 ----------------------------------------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $  606,644        $   55,034        $  (109,959)      $ 551,719
                                                                 ================================================================

                     INTERLINE BRANDS, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED)
      THREE AND NINE MONTHS ENDED SEPTEMBER 26, 2003 AND SEPTEMBER 27, 2002
                       (In thousands, except share data)

           CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED)
                  For the Three Months Ended September 26, 2003

                                                          Parent         Subsidiary
                                                         Company         Guarantors          Eliminations       Consolidated
                                                         -------         ----------          ------------       ------------
                                                                                  (In thousands)
NET SALES                                             $    166,676       $         --        $         --       $    166,676
COST OF SALES                                              103,308                 --                  --            103,308
                                                      ------------------------------------------------------------------------

          Gross profit                                      63,368                 --                  --             63,368

OPERATING EXPENSES:
  Selling, general and administrative expenses              43,689                  4                  --             43,693
  Depreciation and amortization                              3,134                 --                  --              3,134
  Special costs and expenses                                   132                 --                  --                132
                                                      ------------------------------------------------------------------------

          Total operating expenses                          46,955                  4                  --             46,959
                                                      ------------------------------------------------------------------------

OPERATING INCOME                                            16,413                 (4)                 --             16,409

CHANGE IN FAIR VALUE OF INTEREST
  RATE SWAPS                                                (2,201)                --                  --             (2,201)
OTHER INCOME                                                   (54)                --                  --                (54)
INTEREST EXPENSE, net                                       13,983             (3,686)                 --             10,297
EQUITY IN EARNINGS OF SUSIDIARIES                           (2,482)                --               2,482                 --
                                                      ------------------------------------------------------------------------

          Income before income taxes                         7,167              3,682              (2,482)             8,367

PROVISION FOR INCOME TAXES                                   2,363              1,200                  --              3,563
                                                      ------------------------------------------------------------------------

NET INCOME                                                   4,804              2,482              (2,482)             4,804

PREFERRED STOCK DIVIDENDS                                  (12,381)                --                  --            (12,381)
                                                      ------------------------------------------------------------------------

NET LOSS APPLICABLE TO COMMON STOCKHOLDERS            $     (7,577)      $      2,482        $     (2,482)          $ (7,577)
                                                      ========================================================================

                     INTERLINE BRANDS, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED)
      THREE AND NINE MONTHS ENDED SEPTEMBER 26, 2003 AND SEPTEMBER 27, 2002
                       (In thousands, except share data)

           CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED)
                  For the Three Months Ended September 27, 2002

                                                                   Parent           Subsidiary
                                                                  Company           Guarantors        Eliminations    Consolidated
                                                                  -------           ----------        ------------    ------------
                                                                                            (In thousands)
NET SALES                                                        $ 166,025           $    --         $      --         $ 166,025
COST OF SALES                                                      105,674                --                --           105,674
                                                               ------------------------------------------------------------------

          Gross profit                                              60,351                --                --            60,351

OPERATING EXPENSES:
  Selling, general and administrative expenses                      41,463                 6                --            41,469
  Depreciation and amortization                                      2,906                --                --             2,906
  Special costs and expenses                                         1,535                --                --             1,535
                                                               ------------------------------------------------------------------

          Total operating expenses                                  45,904                 6                --            45,910
                                                               ------------------------------------------------------------------

OPERATING INCOME                                                    14,447                (6)               --            14,441

CHANGE IN FAIR VALUE OF INTEREST
  RATE SWAPS                                                         4,442                --                --             4,442
INTEREST EXPENSE, net                                               12,581            (3,058)               --             9,523
EQUITY IN EARNINGS OF SUSIDIARIES                                   (2,052)               --             2,052                 -
                                                               ------------------------------------------------------------------

          Income before income taxes                                  (524)            3,052            (2,052)              476

PROVISION FOR INCOME TAXES                                            (823)            1,000                --               177
                                                               ------------------------------------------------------------------

NET INCOME                                                             299             2,052            (2,052)              299

PREFERRED STOCK DIVIDENDS                                          (10,792)               --                --           (10,792)
                                                               ------------------------------------------------------------------

NET LOSS APPLICABLE TO COMMON STOCKHOLDERS                        $(10,493)          $ 2,052         $  (2,052)        $ (10,493)
                                                               ==================================================================

                     INTERLINE BRANDS, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED)
      THREE AND NINE MONTHS ENDED SEPTEMBER 26, 2003 AND SEPTEMBER 27, 2002
                     (In thousands, except share data)

           CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED)
                  For the Nine Months Ended September 26, 2003

                                                        Parent         Subsidiary
                                                       Company         Guarantors         Eliminations     Consolidated
                                                       -------         ----------         ------------     ------------
                                                                                  (In thousands)
NET SALES                                             $ 481,235          $     --           $     --        $  481,235
COST OF SALES                                           298,241                --                 --           298,241
                                                      -----------------------------------------------------------------

          Gross profit                                  182,994                --                 --           182,994

OPERATING EXPENSES:
  Selling, general and administrative expenses          126,651                27                 --           126,678
  Depreciation and amortization                           8,759                --                 --             8,759
  Special costs and expenses                                510                --                 --               510
                                                      -----------------------------------------------------------------

          Total Operating Expense                       135,920                27                 --           135,947
                                                      -----------------------------------------------------------------

OPERATING INCOME                                         47,074               (27)                --            47,047

CHANGE IN FAIR VALUE OF INTEREST
  RATE SWAPS                                             (3,284)               --                 --            (3,284)
LOSS ON EARLY EXTINGUISHMENT OF DEBT                     14,893                --                 --            14,893
OTHER (INCOME) EXPENSE                                      (46)              (46)                46               (46)
INTEREST EXPENSE, net                                    40,955           (10,909)                --            30,046
EQUITY IN EARNINGS OF SUSIDIARIES                        (7,182)               --              7,182                 -
                                                      -----------------------------------------------------------------

          Income before income taxes                      1,738            10,928             (7,228)            5,438

PROVISION FOR INCOME TAXES                               (1,135)            3,700                 --             2,565
                                                      -----------------------------------------------------------------

NET INCOME                                                2,873             7,228             (7,228)            2,873

PREFERRED STOCK DIVIDENDS                               (35,905)               --                 --           (35,905)
                                                      -----------------------------------------------------------------

NET LOSS APPLICABLE TO COMMON STOCKHOLDERS            $ (33,032)         $  7,228           $ (7,228)        $ (33,032)
                                                      =================================================================

                     INTERLINE BRANDS, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED)
      THREE AND NINE MONTHS ENDED SEPTEMBER 26, 2003 AND SEPTEMBER 27, 2002
                       (In thousands, except share data)

           CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED)
                  For the Nine Months Ended September 27, 2002


                                                             Parent           Subsidiary
                                                            Company           Guarantors        Eliminations    Consolidated
                                                            -------           ----------        ------------    ------------
                                                                                    (In thousands)
NET SALES                                                 $    486,302         $      --         $       --       $   486,302
COST OF SALES                                                  307,629                --                 --           307,629
                                                         ---------------------------------------------------------------------

          Gross profit                                         178,673                --                 --           178,673

OPERATING EXPENSES:
  Selling, general and administrative expenses                 124,239                19                 --           124,258
  Depreciation and amortization                                  8,707                --                 --             8,707
  Special costs and expenses                                     2,750                --                 --             2,750
                                                         ---------------------------------------------------------------------

          Total Operating Expense                              135,696                19                 --           135,715
                                                         ---------------------------------------------------------------------

OPERATING INCOME                                                42,977               (19)                --            42,958

CHANGE IN FAIR VALUE OF INTEREST
  RATE SWAPS                                                     5,855                --                 --             5,855
INTEREST EXPENSE, net                                           37,446            (8,680)                --            28,766
EQUITY IN EARNINGS OF SUSIDIARIES                               (5,761)               --              5,761                 -
                                                         ---------------------------------------------------------------------

          Income before income taxes                             5,437             8,661             (5,761)            8,337

PROVISION FOR INCOME TAXES                                         195             2,900                 --             3,095
                                                         ---------------------------------------------------------------------

NET INCOME                                                       5,242             5,761             (5,761)            5,242

PREFERRED STOCK DIVIDENDS                                      (31,301)               --                 --           (31,301)
                                                         ---------------------------------------------------------------------

NET LOSS APPLICABLE TO COMMON STOCKHOLDERS                   $ (26,059)        $   5,761         $   (5,761)      $   (26,059)
                                                         =====================================================================

                     INTERLINE BRANDS, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED)
      THREE AND NINE MONTHS ENDED SEPTEMBER 26, 2003 AND SEPTEMBER 27, 2002
                       (In thousands, except share data)

           CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (UNAUDITED)
                  For the Nine Months Ended September 26, 2003


                                                                           Parent        Subsidiary
                                                                          Company        Guarantors     Eliminations   Consolidated
                                                                          -------        ----------     ------------   ------------
OPERATING ACTIVITIES:
  Net income                                                             $   2,874       $    7,228       $  (7,228)    $    2,874
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Equity in earnings of subsidiaries                                      (7,228)              --           7,228             --
    Depreciation and amortization                                            8,759               --              --          8,759
    Amortization of debt issuance costs                                      7,855               --              --          7,855
    Change in fair value of interest rate swaps                             (3,284)              --              --         (3,284)
    Loss on disposal of property and equipment                                   3               --              --              3
    Interest income on shareholder loans                                       (78)              --              --            (78)
    Deferred income taxes                                                      423               --              --            423
    Senior subordinated notes issued for interest due                        1,674               --              --          1,674
    Changes in assets and liabilities which provided (used) cash, net of effects of acquisition:
      Accounts receivable-- trade                                          (10,375)              --              --        (10,375)
      Accounts receivable-- other                                            2,590               --              --          2,590
      Inventory                                                             12,576               --              --         12,576
      Prepaid expenses and other current assets                               (455)               5              --           (450)
      Due from parent                                                           --           11,280         (11,280)            --
      Other assets                                                              (3)             (70)             --            (73)
      Accrued interest payable                                               6,792               --              --          6,792
      Accounts payable                                                      (3,187)              --              --         (3,187)
      Cash-- restricted                                                        329               --              --            329
      Accrued expenses and other current liabilities                        (1,779)              --              --         (1,779)
      Accrued merger expenses                                               (1,210)              --              --         (1,210)
      Due to subsidiaries                                                  (11,280)              --          11,280             --
      Income taxes payable                                                  (1,200)           1,200              --             --
                                                                         ---------------------------------------------------------
           Net cash provided by operating activities                         3,796           19,643              --         23,439
                                                                         ---------------------------------------------------------
INVESTING ACTIVITIES:
  Purchase of property and equipment, net                                   (3,495)              --              --         (3,495)
  Purchase of investment and other assets                                     (472)          (3,275)             --         (3,747)
                                                                         ---------------------------------------------------------
           Net cash used in investing activities                            (3,967)          (3,275)             --         (7,242)
                                                                         ---------------------------------------------------------
FINANCING ACTIVITIES:
    (Decrease) Increase in revolver and swingline, net                     (18,500)              --              --        (18,500)
    Repayment of long-term debt                                           (309,198)              --              --       (309,198)
    Proceeds from refinancing transactions                                 340,000               --              --        340,000
    Payment of debt issuance costs                                         (12,020)              --              --        (12,020)
    Dividends Paid                                                          19,647          (19,647)             --             --
    Contribution from Parent                                                (3,275)           3,275              --             --
                                                                         ---------------------------------------------------------
           Net cash provided by (used in) financing activities              16,654          (16,372)             --            282
                                                                         ---------------------------------------------------------
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND
   CASH EQUIVALENTS                                                            666               --              --            666
                                                                         ---------------------------------------------------------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                   17,149               (4)             --         17,145

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                               5,459               98              --          5,557
                                                                         ---------------------------------------------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                 $  22,608       $       94       $      --     $   22,702
                                                                         =========================================================

                     INTERLINE BRANDS, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED)
      THREE AND NINE MONTHS ENDED SEPTEMBER 26, 2003 AND SEPTEMBER 27, 2002
                        (In thousands, except share data)

           CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (UNAUDITED)
                  For the Nine Months Ended September 27, 2002


                                                                           Parent       Subsidiary
                                                                          Company       Guarantors     Eliminations    Consolidated
                                                                          -------       ----------     ------------    ------------
OPERATING ACTIVITIES:
  Net income                                                            $    5,242      $    5,761      $   (5,761)    $     5,242
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Equity in earnings of subsidiaries                                      (5,761)             --           5,761              --
    Depreciation and amortization                                            8,707              --              --           8,707
    Amortization of debt issuance costs                                      1,240              --              --           1,240
    Deferred compensation                                                      765              --              --             765
    Change in fair value of interest rate swaps                              5,855              --              --           5,855
    Interest income on shareholder notes                                       (73)             --              --             (73)
    Deferred income taxes                                                   (2,648)             --              --          (2,648)
    Senior subordinated notes issued for interest due                        2,385              --              --           2,385
    Changes in assets and liabilities, net of effects of acquisition:
      Accounts receivable-- trade                                          (11,781)             --              --         (11,781)
      Accounts receivable-- other                                             (799)             --              --            (799)
      Inventory                                                             (2,839)             --              --          (2,839)
      Prepaid expenses and other current assets                                806               2              --             808
      Due from parent                                                           --          (5,779)          5,779              --
      Other assets                                                             (69)             --              --             (69)
      Accrued interest payable                                              (1,488)             --              --          (1,488)
      Accounts payable                                                       8,772              --              --           8,772
      Accrued expenses and other current liabilities                        (5,450)              1              --          (5,449)
      Accrued merger expenses                                               (1,472)             --              --          (1,472)
      Due to subsidiaries                                                    5,779              --          (5,779)             --
      Income taxes payable                                                     435              --              --             435
                                                                        ----------------------------------------------------------
           Net cash provided by operating activities                         7,606             (15)             --           7,591
                                                                        ----------------------------------------------------------
INVESTING ACTIVITIES:
  Purchase of property and equipment, net                                   (4,133)             --              --          (4,133)
  Investment in subsidiaries                                                   (10)             10              --              --
  Purchase of investment and other assets                                       --              --              --              --
                                                                        ----------------------------------------------------------
           Net cash used in investing activities                            (4,143)             10              --          (4,133)
                                                                        ----------------------------------------------------------
FINANCING ACTIVITIES:
    (Decrease) Increase in revolver and swingline, net                       9,500              --              --          9,500
    Repayment of long-term debt                                            (12,375)             --              --         (12,375)
                                                                        ----------------------------------------------------------
           Net cash provided by (used in) financing activities              (2,875)             --              --          (2,875)
                                                                        ----------------------------------------------------------
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND
   CASH EQUIVALENTS                                                             25              --              --             25
                                                                        ----------------------------------------------------------
NET DECREASE IN CASH AND CASH EQUIVALENTS                                      613              (5)             --            608

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                               3,221             106              --           3,327
                                                                        ----------------------------------------------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                $    3,834      $      101      $       --     $     3,935
                                                                        ==========================================================

ITEM 2. MANAGEMENT'S DISCUSSIONS AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

YOU SHOULD READ THE FOLLOWING DISCUSSION IN CONJUNCTION WITH OUR UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS AND RELATED NOTES INCLUDED IN THIS QUARTERLY REPORT, AND OUR AUDITED CONSOLIDATED FINANCIAL STATEMENTS AND RELATED NOTES INCLUDED IN OUR REGISTRATION STATEMENT ON FORM S-4 FILED WITH THE SEC, AS AMENDED (FILE NO. 333-106801).

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

         This quarterly report contains forward-looking statements that are subject to risks and uncertainties. You should not place undue reliance on those statements because they are subject to numerous uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control. Forward-looking statements include information concerning our possible or assumed future results of operations, including descriptions of our business strategy. These statements often include words such as "may," "believe," "expect," "anticipate," "intend," "plan," "estimate" or similar expressions. These statements are based on assumptions that we have made in light of our experience in the industry as well as our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate under the circumstances. As you read and consider this quarterly report, you should understand that these statements are not guarantees of performance or results. They involve risks, uncertainties and assumptions. Although we believe that these forward-looking statements are based on reasonable assumptions, you should be aware that many factors could affect our actual financial results or results of operations and could cause actual results to differ materially from those in the forward-looking statements. These factors include:

         o     material facilities and systems disruptions and shutdowns,
         o     dependence on key employees,
         o     failure to locate and acquire acquisition candidates,
         o     our level of debt,
         o     interest rate fluctuations,
         o     future cash flows,
         o the highly competitive nature of the maintenance, repair and operations distribution industry,
         o     general market conditions,
         o     changes in consumer preferences,
         o     adverse publicity and litigation, and
         o     labor and benefit costs and
         o the other factors listed under "Risk Factors" in our Registration Statement on Form S-4 filed with the SEC, as amended (File No. 333-106801).

         You should keep in mind that any forward-looking statement made by us in this quarterly report speaks only as of the date on which we make it. New risks and uncertainties arise from time to time, and it is impossible for us to predict these events or how they may affect us. In light of these risks and uncertainties, you should keep in mind that any forward-looking statement made in this quarterly report might not occur.

OVERVIEW
--------

         We are a leading direct marketer and specialty distributor of maintenance, repair and operations, or MRO, products, according to recent industry publications. We sell plumbing, electrical, hardware, security hardware, heating, ventilation and air conditioning, or HVAC, and other MRO products. Our customer base includes multi-family housing, educational, lodging and health care facilities, professional contractors and other distributors. Our customers range in size from individual contractors and independent hardware stores to large institutional real estate owners.

         The MRO distribution industry is approximately $300 billion in size, and encompasses the supply of a wide range of MRO products, including hand-tools, janitorial supplies and safety equipment. The MRO distribution industry is also highly fragmented and comprised primarily of small, local and regional companies. Within the MRO distribution industry, we focus on serving customers in three principal end markets: facilities maintenance, professional contractors and other distributors. We estimate that the markets we serve within the overall MRO distribution market are approximately $80 billion in size in the aggregate. Our customers are primarily engaged in the repair, maintenance, remodeling and refurbishment of properties and facilities, as opposed to new construction projects or the maintenance of heavy industrial facilities and machinery, and therefore have historically been less impacted by negative cyclical business trends affecting the new construction and heavy industrial markets.

         We market and sell our products primarily through six distinct and targeted brands. The product and service offerings of each brand are tailored to the unique needs of the customer groups it serves. We reach our markets using a variety of sales channels, including a direct sales force of over 400 field sales representatives, over 280 telesales representatives, a direct mail program of over five million pieces annually, six brand-specific e-commerce websites and a national accounts sales program.


CRITICAL ACCOUNTING POLICIES
----------------------------

         In preparing the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make certain estimates, judgments and assumptions. These estimates, judgments and assumptions affect the reported amounts of assets and liabilities, including the disclosure of contingent assets and liabilities, at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. On an ongoing basis, management evaluates these estimates and assumptions. Management bases its estimates and assumptions on historical experience and on various other factors that are believed to be reasonable at the time the estimates and assumptions are made. Actual results may differ from these estimates and assumptions under different circumstances or conditions. The significant accounting policies that management and the audit committee of our board of directors believe are the most critical in order to fully understand and evaluate our financial position and results of operations include the following policies.

ESTIMATING ALLOWANCES FOR DOUBTFUL ACCOUNTS

         We maintain allowances for doubtful accounts for estimated losses resulting from the inability to collect outstanding amounts from customers. The allowances include specific amounts for those accounts that are likely to be uncollectible, such as accounts of customers in bankruptcy and general allowances for those accounts that management currently believes to be collectible but later become uncollectible. Estimates are used to determine the allowances for bad debts and are based on historical collection experience, current economic trends, credit-worthiness of customers and changes in customer payment terms. Adjustments to credit limits are made based upon payment history and our customers' current credit-worthiness. If the financial condition of our customers were to deteriorate, additional allowances may be needed which will increase selling, general and administrative expenses and decrease accounts receivable.

ESTIMATING ALLOWANCES FOR EXCESS AND OBSOLETE INVENTORY

         Inventories are valued at the lower of cost or market. Prior to 2002, we determined inventory cost using the first-in, first-out and average cost methods. Effective December 29, 2001, we changed accounting methods to use average cost for all inventory. The effect of this change was not material. We maintain allowances for excess and obsolete inventory and for the difference by which the cost of the inventory exceeds the estimated market value. Changes to these allowances are reflected in cost of sales in the period the revision is made. In order to determine the allowances, management reviews inventory quantities on hand, slow movement reports and sales history reports. Management estimates the required reserve based on estimated demand for products and market conditions. If actual market conditions are less favorable than those estimated by management and if there is a decrease in demand for certain products, additional allowances may be required which will increase cost of sales and decrease the value of inventories.

IMPAIRMENT OF GOODWILL, INTANGIBLES AND OTHER LONG-LIVED ASSETS

         On January 1, 2002, we adopted SFAS 142 "Goodwill and Other Intangible Assets," which states that goodwill should not be amortized but should be tested for impairment at a reporting unit level, and a charge should be taken to the extent of any impairment. Prior to the adoption of SFAS 142, goodwill was amortized annually over estimated useful lives ranging from 30 to 40 years.

         During 2002, we completed the first step of the transitional goodwill impairment tests, which resulted in a finding of no impairment. We are required to perform goodwill impairment tests at least annually, and we have elected to perform our annual goodwill impairment test as of the last day of each fiscal year. Based upon the timing and satisfactory results of our initial impairment analysis and due to the absence of significant changes in our financial condition and events or circumstances that would indicate a deterioration in the value of the entity, management determined that a detailed determination of fair value at the end of fiscal 2002 was not necessary. A goodwill impairment test will be performed as of December 26, 2003.

         Management assesses the recoverability of our goodwill, identifiable intangibles and other long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The following factors, if present, may trigger an impairment review: (1) significant underperformance relative to expected historical or projected future operating results; (2) significant negative industry or economic trends; (3) a significant increase in competition; and (4) a significant increase in interest rates on debt. If the recoverability of these assets is unlikely because of the existence of one or more of the above-mentioned factors, an impairment analysis is performed using a projected discounted cash flow method. Management must make assumptions regarding estimated future cash flows and other factors to determine the fair value of these respective assets. If these estimates or related assumptions change in the future, we may be required to record an impairment charge. Impairment charges would be included in corporate general and administrative expenses in our statements of operations, and would result in reduced carrying amounts of the related assets in our balance sheets.

LEGAL CONTINGENCIES

         From time to time, in the course of our business, we become involved in legal proceedings. In accordance with SFAS 5 "Accounting for Contingencies," if it is probable that, as a result of a pending legal claim, an asset had been impaired or a liability had been incurred at the date of the financial statements and the amount of the loss is estimable, an accrual for the costs to resolve the claim is recorded in accrued expenses in our balance sheets. Professional fees related to legal claims are included in general and administrative expenses in our statements of operations. Management, with the assistance of outside counsel, determines whether it is probable that a liability from a legal claim has been incurred and estimates the amount of loss. The analysis is based upon potential results, assuming a combination of litigation and settlement strategies. Management does not believe that currently pending proceedings will have a material adverse effect on our consolidated financial position. It is possible, however, that future results of operations for any particular period could be materially affected by changes in our assumptions related to these proceedings.

DERIVATIVE FINANCIAL INSTRUMENTS

         We periodically enter into derivative financial instruments, including interest rate exchange agreements, or swaps, to manage exposure to fluctuations in interest rates on our debt. Under our current swap agreements, we pay a fixed rate on the notional amount to a bank and the bank pays us a variable rate on the notional amount equal to a base LIBOR rate. Our existing interest rate swaps do not qualify for hedge accounting under SFAS 133 "Accounting for Derivative Statements and Hedging Activities," and are recorded at fair value in our balance sheet with changes in the fair value reflected in non-operating expense. The fair market value of these instruments is determined by quotes obtained from the related counter parties. The valuation of these derivative instruments is a significant estimate that is largely affected by changes in interest rates and market volatility. If interest rates significantly increase or decrease or interest rate volatility increases or decreases, the value of these instruments will significantly change, resulting in an impact on our earnings.

RESULTS OF OPERATIONS
---------------------

         The following discussion refers to the term daily sales. Daily sales are defined as sales for a period of time divided by the number of shipping days in that period of time.

THREE MONTHS ENDED SEPTEMBER 26, 2003 COMPARED TO THREE MONTHS ENDED SEPTEMBER 27, 2002

         NET SALES. Our net sales increased by $0.7 million, or 0.4%, to $166.7 million in the three months ended September 2003 from $166.0 million in the comparable period for the prior year. Daily sales were $2.6 million in the three months ended September 2003 and 2002. During the third quarter of 2003 we reclassified freight costs paid by our customers, or freight revenue, from selling, general and administrative expenses to net sales. This reclassification did not have an effect on operating income. However, it did increase both net sales and selling, general and administrative expenses by $1.3 million for the three months ended September 2003. Excluding the effect of this reclassification, net sales for the three months ended September 2003 were 0.4% lower than the comparable prior year period. This net sales decrease was primarily due to continued weakness in the multi-family housing and professional contractor markets, which are our two largest customer groups.

         GROSS PROFIT. Gross profit increased by $3.0 million, or 5.0%, to $63.4 million in the three months ended September 2003 from $60.4 million in the comparable period for the prior year. The increase in gross margin to 38.0% for the three months ended September 2003 from 36.4% for the three months ended September 2002 was primarily due to continued success in obtaining more favorable relationships with key suppliers, expanding our import sourcing and private label programs, eliminating lower margin products from our catalog and the reclassification of freight revenue described above.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses, or SG&A expenses, increased by $2.2 million, or 5.4%, to $43.7 million in the three months ended September 2003 from $41.5 million in the comparable period for the prior year. Excluding the effect of the $1.3 million freight reclassification referred to above, SG&A expenses increased $0.9 million. This increase was primarily associated with higher health care and compensation costs, as well as consulting costs related to long term cost reduction measures.

         DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense increased by $0.2 million, or 7.8%, to $3.1 million in the three months ended September 2003 from $2.9 million in the comparable period for the prior year. This was primarily due to a change in accounting estimate made in the third quarter of 2003 to change the estimated useful life of certain acquired customer lists, described in Note 2 to the financial statements contained in this quarterly report, to 17 years. The effect of this change in accounting estimate was to increase amortization expense by $0.3 million in the three month period ended September 2003.

         SPECIAL COSTS AND EXPENSES. Special costs and expenses were $0.1 million during the three months ended September 2003 and $1.5 million in the comparable period for the prior year. Special costs and expenses consist of non-recurring costs incurred in connection with our acquisition of Barnett Inc., or Barnett, and related integration activities. Included are expenses related to the cost to terminate leases for real property, write off inventory associated with our planned vendor consolidation efforts, relocate executive and administrative functions, pay employee severance, integrate management information systems, physically relocate inventory and related consulting costs.

         OPERATING INCOME. As a result of the foregoing, operating income increased by $2.0 million, or 13.6%, to $16.4 million in the three months ended September 2003 from $14.4 million in the comparable period for the prior year.

         INTEREST EXPENSE. Interest expense increased by $0.8 million in the three months ended September 2003 to $10.3 million from $9.5 million in the comparable period for the prior year. The increase in interest expense resulted primarily from higher average debt balances associated with the Refinancing Transactions (defined below).

         CHANGE IN FAIR VALUE OF INTEREST RATE SWAPS. We recorded an increase in fair value of our interest rate swaps resulting in a gain of $2.2 million in the three months ended September 2003 compared to a decrease in fair value resulting in a loss of $4.4 million in the comparable period for the prior year. These non-cash increases and decreases in value were attributable to changes in interest rates and market volatility. As of September 26, 2003 the fair value of interest rate swaps was recorded as a long-term liability in the amount of $14.8 million. We intend to hold these interest rate swaps until their respective maturities.

         PROVISION FOR INCOME TAXES. The provision for income taxes was $3.6 million in the three months ended September 2003 compared to $0.2 million in the comparable period for the prior year. The effective tax rate for the three months ended September 2003 was 42.6% compared to 37.2% in the comparable period for the prior year. The increase in the effective tax rate was primarily due to ordinary course adjustments to our fiscal year 2002 tax returns.

NINE MONTHS ENDED SEPTEMBER 26, 2003 COMPARED TO NINE MONTHS ENDED SEPTEMBER 27, 2002

         NET SALES. Our net sales decreased by $5.1 million, or 1.0%, to $481.2 million in the nine months ended September 2003 from $486.3 million in the comparable period for the prior year. Daily sales were $2.5 million in the nine months ended September 2003 and 2002. As mentioned above, during the third quarter of 2003 we reclassified freight revenue from SG&A expenses to net sales. This reclassification did not have an effect on operating income. However it did increase both net sales and SG&A expenses by $1.3 million for the nine months ended September 2003. Excluding the effect of this reclassification, net sales for the nine months ended September 2003 were 1.3% lower than the comparable prior year period. This net sales decrease was primarily due to continued weakness in the multi-family housing and professional contractor markets, which are our two largest customer groups, and severe weather conditions in certain parts of the United States during the first quarter of 2003.

         GROSS PROFIT. Gross profit increased by $4.3 million, or 2.4%, to $183.0 million in the nine months ended September 2003 from $178.7 million in the comparable period for the prior year. The increase in gross margin to 38.0% for the nine months ended September 2003 from 36.7% for the nine months ended September 2002 was primarily due to continued success in obtaining more favorable relationships with key suppliers, expanding our import sourcing and private label programs, eliminating lower margin products from our catalog and the reclassification of freight revenue described above.

         SG&A EXPENSES. SG&A expenses increased by $2.4 million, or 1.9%, to $126.7 million in the nine months ended September 2003 from $124.3 million in the comparable period for the prior year. Our SG&A expense increase was primarily a result of higher health care and compensation costs and the reclassification of freight revenue described above.

         DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense increased by $0.1 million, or 0.6%, to $8.8 million in the nine months ended September 2003 from $8.7 million in the comparable period for the prior year. This was primarily due to a change in accounting estimate made in the third quarter of 2003, as described above. The effect of this change in accounting estimate was to increase amortization expense by $0.3 million in the three and nine-month periods ended September 2003.

         SPECIAL COSTS AND EXPENSES. Special costs and expenses were $0.5 million during the nine months ended September 2003 and $2.8 million in the comparable period for the prior year. Special costs and expenses consist of non-recurring costs incurred in connection with our acquisition of Barnett and related integration activities. Included are expenses related to the cost to terminate leases for real property, write off inventory associated with our planned vendor consolidation efforts, relocate executive and administrative functions, pay employee severance, integrate management information systems, physically relocate inventory and related consulting costs.

         LOSS ON EXTINGUISHMENT OF DEBT. In connection with our Refinancing Transactions, we recorded an expense of $14.9 million in the second quarter of 2003 for the early extinguishments of debt. This expense results from the write-off of the unamortized loan fees and discount relating to our former credit facility and the redemption premium incurred upon redemption of our 16% Senior Subordinated Notes due September 29, 2008, as part of the Refinancing Transactions.

         OPERATING INCOME. As a result of the foregoing, operating income increased by $4.1 million, or 9.5%, to $47.0 million in the nine months ended September 2003 from $42.9 million in the comparable period for the prior year.

         INTEREST EXPENSE. Interest expense increased by $1.2 million in the nine months ended September 2003 to $30.0 million from $28.8 million in the comparable period for the prior year. The increase in interest expense resulted primarily from higher average debt balances associated with the Refinancing Transactions.

         CHANGE IN FAIR VALUE OF INTEREST RATE SWAPS. We recorded an increase in fair value of our interest rate swaps resulting in a gain of $3.3 million in the nine months ended September 2003 compared to a decrease in fair value resulting in a loss of $5.9 million in the comparable period for the prior year. These non-cash increases and decreases in value were attributable to changes in interest rates and market volatility.

         PROVISION FOR INCOME TAXES. The provision for income taxes was $2.6 million in the nine months ended September 2003 compared to $3.1 million in the comparable period for the prior year. The effective tax rate for the nine months ended September 2003 was 47.2% compared to 37.1% in the comparable period for the prior year. The increase in the effective tax rate was primarily due to ordinary course adjustments to our fiscal year 2002 tax returns.


LIQUIDITY AND CAPITAL RESOURCES

         As of September 26, 2003, we had $48.2 million of availability under our new $65.0 million revolving credit facility. Historically, our capital requirements have been for debt service obligations, acquisitions, the expansion and maintenance of our distribution network, upgrades of our proprietary information systems software and working capital requirements. We expect this to continue in the foreseeable future. Historically, we have funded these requirements through internally generated cash flow and funds borrowed under our former credit facility. We expect our cash flow from operations and the loan availability under our new credit facility to be our primary source of funds in the future. Letters of credit, which are issued under the revolving loan facility under our new credit facility, will be used to support payment obligations incurred for our general corporate purposes. As of September 26, 2003, we had $5.5 million of letters of credit issued under the new credit facility. With respect to borrowings under our new credit facility, we have the option to borrow at an adjusted LIBOR or an alternative base rate. Interest on the new credit facility is payable quarterly and began on June 30, 2003, and with respect to any LIBOR borrowings, on the last day of the interest period applicable to the term of the borrowing.

         Net cash provided by operating activities was $23.4 million in the nine months ended September 2003 compared to net cash provided by operating activities of $7.6 million in the comparable period for the prior year. Net cash provided by operating activities in the nine months ended September 2003 was higher than the prior year period primarily as a result of improved working capital trends.

         Net cash used in investing activities was $7.2 million in the nine months ended September 2003 compared to $4.1 million in the comparable period for the prior year. Net cash used in investing activities in the nine months ended September 2003 was primarily attributable to capital expenditures made in the ordinary course of business and the purchase of other investment assets. Capital expenditures were $3.5 million and $4.1 million in the nine months ended September 26, 2003 and the comparable period for the prior year, respectively. Capital expenditures for the nine months ended September 2003 were 0.7% of net sales. Our business acquisition expenditures were $3.7 million in the nine months ended September 2003.

         Net cash provided by financing activities totaled $0.3 million in the nine months ended September 2003 compared to net cash used in financing activities of $2.9 million in the comparable period for the prior year. Net cash provided by financing activities in the nine months ended September 2003 was attributable to the Refinancing Transactions (described below). In the comparable period for the prior year, net cash used in financing activities was related to the repayment of long-term debt, partially offset by an increase in borrowings under our former revolving credit facility.

         The $200.0 million aggregate principal amount of our 11.5% Senior Subordinated Notes due 2011, or the 11.5% notes, was issued as part of the Refinancing Transactions. On May 29, 2003, we entered into a new $205.0 million senior secured credit facility which consists of a $140.0 million term loan facility and a $65.0 million revolving loan facility. The net proceeds from the offering of the 11.5% notes and the refinancing of our former credit facility with the new credit facility were used to: (1) repay all outstanding indebtedness under our former credit facility, (2) redeem all of our outstanding 16% senior subordinated notes due 2008, (3) pay accrued interest and related redemption premiums on our former debt and (4) pay transaction fees and expenses related to the offering and the new credit facility. We refer to these transactions collectively as the "Refinancing Transactions". As of September 26, 2003, our total debt was $343.3 million, and our senior indebtedness was $145.5 million (of which $5.5 million was outstanding in the form of letters of credit). Interest on the 11.5% notes is payable semiannually, with the first payment due November 15, 2003.

         We believe that cash flow from operations and available borrowing capacity under our new credit facility will be adequate to finance our ongoing operational cash flow needs and debt service obligations for the next twelve months.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         Periodically, we enter into derivative financial instruments, including interest rate exchange agreements, or swaps, to manage our exposure to fluctuations in interest rates on our debt. Under our existing swaps, we pay a fixed rate on the notional amount to our banks and the banks pays us a variable rate on the notional amount equal to a base LIBOR rate. The total notional amount of these transactions was $151.0 million at September 26, 2003. These agreements, which mature between April and October of 2005, effectively fix the interest at a weighted average rate of 6.56%. In the nine months ended September 26, 2003 we have recognized a non-cash gain of $3.3 million from the change in value of our interest rate swaps. This increase in value of the interest rate swaps is a direct result of changes in interest rates and market volatility.


ITEM 4.  CONTROLS AND PROCEDURES.

         Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 26, 2003. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 26, 2003, our disclosure controls and procedures were (1) designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our Chief Executive Officer and Chief Financial Officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

         No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended September 26, 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.


PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

         We are involved in various legal proceedings that have arisen in the ordinary course of our business and have not been fully adjudicated. These actions, when ultimately concluded and determined, will not, in the opinion of management, have a material adverse effect upon our consolidated financial position, results of operations or liquidity.

ITEM 2.  EXHIBITS AND REPORTS ON FORM 8-K

A.   EXHIBITS
The following exhibits are being filed as part of this Quarterly Report on Form 10-Q:

31.1 Certification of Michael J. Grebe as President and Chief Executive Officer of Interline Brands, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of William E. Sanford as Executive Vice President and Chief Financial Officer of Interline Brands, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of Michael J. Grebe as President and Chief Executive Officer of Interline Brands, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification of William E. Sanford as Executive Vice President and Chief Financial Officer of Interline Brands, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

B.   REPORTS ON FORM 8-K
None.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                   INTERLINE BRANDS, INC.



                                   By:  /s/ William E. Sanford
                                        ---------------------------------------
                                        William E. Sanford
                                        Executive Vice President, Chief
                                        Financial Officer and Secretary

                                        (Duly Authorized Signatory and
                                        Principal Financial Officer)



Date: November 10, 2003