Form 10-K
period 2003-12-26
INTERLINE BRANDS INC
filed 2004-03-25
CIK 1250189

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               ___________________

                                    FORM 10-K
                               ___________________


                                   (Mark One)

     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 26, 2003

                                       OR

     [_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                   EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
                      FROM ______________ TO ______________

                                   333-106801
                             Commission File Number
                               ___________________

                             INTERLINE BRANDS, INC.
             (Exact name of registrant as specified in its charter)
                               ___________________


           NEW JERSEY                                        22-2232386
    (State or other jurisdiction                          (I.R.S. Employer
   of incorporation or organization)                     Identification No.)

                               801 WEST BAY STREET
                           JACKSONVILLE, FLORIDA 32204
                    (Address of principal executive offices)
                                 (904) 421-1400
              (Registrant's telephone number, including area code)
                               ___________________

        SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE
                               ___________________

        SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: NONE
                               ___________________


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

                    Yes  [X]              No   [_]

            Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

                    Yes  [_]              No   [X]

            Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                    Yes  [_]              No   [X]

         Market value of the registrant's voting stock held by non-affiliates of the registrant -- NOT APPLICABLE AS REGISTRANT'S STOCK IS NOT PUBLICLY TRADED.


            As of the close of business on March 25, 2004, there were 5,399,736 shares outstanding of the registrant's common stock, no par value.

DOCUMENTS INCORPORATED BY REFERENCE. NONE.

--------------------------------------------------------------------------------

                                TABLE OF CONTENTS


ITEM                                                                        PAGE
----                                                                        ----

                                     PART I

1.   Business..................................................................1
2.   Properties...............................................................12
3.   Legal Proceedings........................................................13
4.   Submission of Matters to a Vote of Security Holders......................13

                                     PART II

5.   Market for Registrant's Common Equity and Related Stockholder Matters....13
6.   Selected Financial Data..................................................14
7.   Management's Discussion and Analysis of Financial Condition and
     Results of Operations....................................................16
7A.  Quantitative and Qualitative Disclosures About Market Risk...............29
8.   Financial Statements and Supplementary Data..............................32
9.   Changes in and Disagreements With Accountants on Accounting and
     Financial Disclosure.....................................................60
9A.  Controls and Procedures..................................................60

                                    PART III

10.  Directors and Executive Officers of the Registrant.......................60
11.  Executive Compensation...................................................63
12.  Security Ownership of Certain Beneficial Owners and Management and
     Related Stockholder Matters..............................................71
13.  Certain Relationships and Related Transactions...........................73
14.  Principal Accountant Fees and Services...................................75

                                     PART IV

15.  Exhibits and Reports on Form 8-K.........................................75
16.  Signatures..............................................................S-1

PART I

ITEM 1.  BUSINESS


OUR COMPANY

         We are a leading direct marketer and specialty distributor of maintenance, repair and operations, or MRO, products according to recent industry publications. We stock over 45,000 plumbing, electrical, hardware, security hardware, heating, ventilation and air conditioning, or HVAC, and other MRO products, and sell to over 140,000 active customer accounts. Our highly diverse customer base includes multi-family housing, educational, lodging and health care facilities, professional contractors and other distributors. Our customers range in size from individual contractors and independent hardware stores to large institutional real estate owners. No single customer accounted for more than 5% of our sales during fiscal 2003.

         We market and sell our products primarily through eight distinct and targeted brands, each of which is nationally recognized in the markets we serve for providing premium products at competitive prices with reliable same-day or next-day delivery. The product and service offerings of each of our brands are tailored to the unique needs of the customer groups it serves. We reach our markets using a variety of sales channels, including a sales force of over 400 field representatives, over 280 telesales representatives, a direct mail program of approximately five million pieces annually, brand-specific websites and a national accounts sales program. We provide same-day or next-day delivery of our products through our network of 57 regional distribution centers encompassing approximately 2.1 million square feet located throughout the United States and Canada, a state-of-the-art national distribution center, or NDC, in Nashville, Tennessee and our dedicated fleet of trucks.

         Our integrated information technology and common operating platform supports all of our major business functions, allowing us to market and sell our products at varying price points across our brands, depending on the customer's service requirements. While we market our products under a variety of brand names, our brands draw from the same inventory within common distribution centers and share associated employee and transportation costs. In addition, we have centralized sales, marketing, purchasing and catalog production operations that support all brands. We believe that our integrated information technology and common operating platform also benefit our customers by allowing us to offer highly competitive prices and broad product selection, while maintaining the unique customer appeal of each of our targeted brands.

INDUSTRY AND MARKET OVERVIEW

         The MRO distribution industry is approximately $300 billion in size and encompasses the supply of a wide range of MRO products, including hand-tools, janitorial supplies, safety equipment and many other categories. Customers served by the MRO distribution industry include heavy industrial manufacturers that use MRO supplies for repair and overhaul of production facilities and machinery; institutions such as apartment building complexes, schools, hotels and health care facilities that use MRO supplies largely for maintenance, repair and refurbishment of their facilities; and professional contractors. The MRO distribution industry is highly fragmented and is comprised primarily of small, local and regional companies.

         Within the MRO distribution industry, we focus on serving customers in three principal end markets: facilities maintenance, professional contractors and other distributors. We estimate that the markets we serve are approximately $80 billion in size in the aggregate. Our customers are primarily engaged in the repair, maintenance, remodeling and refurbishment of properties and facilities, as opposed to new construction projects or the maintenance of heavy industrial facilities and machinery, and therefore have historically been less impacted by negative cyclical business trends affecting the new construction and heavy industrial markets. Our facilities maintenance customers are individuals and entities responsible for the maintenance and repair of various commercial properties, including apartment buildings, schools, hotels and health care facilities. Our professional contractor customers buy our products to provide plumbing, electrical, heating, ventilation and air conditioning, or HVAC, and mechanical services to their residential, commercial and industrial customers. Our distributor customers consist primarily of small specialty distributors and hardware stores that purchase our products for resale to their own customers.

OUR BACKGROUND

         Wilmar Industries, Inc. (as we were formerly known), was formed in 1978, and initially focused on marketing and distributing MRO products to multi-family housing facilities. In January 1996, we successfully completed an initial public offering. During 1999, we completed three acquisitions (Ace Maintenance Mart USA, Inc., the Mini Blind Company, Inc. and the Sexauer Group), for an aggregate purchase price of approximately $93.1 million.

         In May 2000, an investor group led by our current principal shareholders, affiliates of Parthenon Capital, Chase Capital Partners (now known as J.P. Morgan Partners, LLC, or JPMorgan Partners), The Chase Manhattan Bank (now known as JPMorgan Chase Bank) as trustee for First Plaza Group Trust (a General Motors Pension Fund), and Sterling Investment Partners, L.P., and certain other investors, including members of management, acquired Wilmar in a buy-out of the public shareholders of Wilmar pursuant to a going-private merger and recapitalization transaction, which we refer to as "the Going-Private Transaction," for aggregate cash consideration of approximately $300.8 million.

         In September 2000, we completed our acquisition of Barnett Inc., which we refer to as the "Barnett Acquisition", for an aggregate cash purchase price of approximately $220.8 million. In June 2001, we were renamed Interline Brands, Inc.

OUR PRINCIPAL SHAREHOLDERS

         Parthenon Capital, an affiliate of one of our principal shareholders, is a Boston-based private equity firm specializing in buyouts, growth equity investments and recapitalizations of public and private companies. Parthenon Capital was founded in 1988 and manages approximately $1.1 billion of private equity capital. Ernest K. Jacquet, Drew T. Sawyer and Gideon Argov of Parthenon Capital serve on our board of directors.

         J.P. Morgan Partners, the investment advisor to J.P. Morgan Partners (23A SBIC), L.P., one of our principal shareholders, is a global partnership with approximately $19.0 billion in total capital under management. J.P. Morgan Partners is a leading provider of private equity and has closed over 1,300 individual transactions since its inception in 1984. J.P. Morgan Partners has more than 130 investment professionals in nine offices throughout the world. J.P. Morgan Partners is an affiliate of J.P. Morgan Chase & Co., one of the largest financial institutions in the world. Christopher C. Behrens and Stephen
V. McKenna of J.P. Morgan Partners serve on our board of directors.

         Sterling Investment Partners, L.P., one of our principal shareholders, is a Connecticut-based private equity firm established to provide growth capital for middle-market companies valued at $50 million to $300 million. Sterling's fund exceeds $235 million of committed capital. Charles W. Santoro of Sterling Investment Partners serves on our board of directors.

OUR PRODUCTS

         We distribute over 45,000 standard and specialty MRO products in a number of product categories, including plumbing, electrical, hardware, security hardware, appliances and parts, HVAC, janitorial chemicals and sanitary supplies, window and floor coverings and paint and paint accessories. We offer a broad range of brand name and private label products.

PRODUCT CATEGORIES

         The approximate percentages of our net sales for the twelve months ended December 26, 2003 by product category were as follows:


PRODUCT CATEGORY                                                    PERCENTAGE
----------------                                                   OF NET SALES
                                                                   ------------

Plumbing...........................................................      47%
Electrical.........................................................      12%
Hardware...........................................................       7%
Security Hardware..................................................       6%
Appliances and Parts...............................................       6%
HVAC...............................................................       8%
Other..............................................................      14%
                                                                        ----
Total..............................................................     100%
                                                                        ----

         The following is a discussion of our principal product categories:

         PLUMBING PRODUCTS. We sell a broad range of plumbing products, from individual faucet parts to complete bathroom renovation kits. We sell a number of brand name products of leading plumbing supply manufacturers, including Delta, Moen and Price Pfister. We also sell a number of private label plumbing products under various proprietary trademarks, including Premier faucets and water heaters, DuraPro tubular products and ProPlus retail plumbing accessories.

         ELECTRICAL PRODUCTS. Our comprehensive selection of electrical products range from items such as ceiling fans to light fixtures and light bulbs. We offer a number of brand name products of leading electrical supply manufacturers, including Philips, Westinghouse, Honeywell and General Electric, as well as a number of private label electrical products, such as Powerworks switches and Lumina lightbulbs

         HARDWARE PRODUCTS. We sell a variety of hardware products, from power tools to mini blinds. Our brand name products include DAP sealants and caulks, Rustoleum paints and Milwaukee power tools. Our private label hardware products include Legend door and window hardware and Anvil Mark fasteners.

         SECURITY HARDWARE PRODUCTS. We sell a broad range of security hardware products, from individual lock-sets to computerized master-key systems. We sell a number of brand name products of leading security hardware manufacturers, including Kwikset and Schlage. We also sell a number of private label security hardware products, such as U.S. Lock hardware, Legend locks and Rx master keyways.

         APPLIANCES AND PARTS. Our comprehensive range of appliances and parts includes washer/dryer components, garbage disposers, refrigerators and range hoods. We sell a number of brand name products of leading appliance manufacturers, including General Electric and Whirlpool. We also sell a number of high-quality generic replacement parts.

         HVAC PRODUCTS. We offer a variety of HVAC products, including condenser units, thermostats, fans and motors. Some of these are brand name products of manufacturers such as York and Janitrol and some are our own private label products, such as Centurion air conditioners.

PRIVATE LABEL PRODUCTS

         Our size and reputation have enabled us to develop and market various lines of private label products, which we believe offer our customers high quality, low-cost alternatives to the brand name products we sell. Third party manufacturers, primarily in China and Southeast Asia, using our proprietary branding and packaging design, manufacture our private label products to our specifications. Our sales force, catalogs and monthly promotional flyers emphasize the comparative value of our private label products. Since our private label products are typically less expensive for us to purchase from suppliers, we are able to improve our profit margin with the sale of these products, despite the fact that we sell them to our customers at a discount to our non-private label product offerings. In addition, we have found that we develop strong relationships with our private label customers and generate increased repeat business, as private label customers generally return to us for future service and replacement parts on previously purchased products.

NEW PRODUCT OFFERINGS

         We constantly monitor and evaluate our product offerings both to assess the sales performance of our existing products and to discontinue products which fail to meet specified sales criteria. We also create new product offerings in response to customer requirements by adjusting our product portfolio within existing product lines as well as by establishing new product line categories. Through these efforts, we are able to address our customers' changing product needs and thereby retain and attract customers. Further, by introducing new product lines, we provide our customers with additional opportunities for cost savings and a one-stop shopping outlet with broad product offerings. For example, we have successfully introduced products such as water heaters, floor coverings and custom cut mini blinds. We believe that introducing new products in existing product lines and creating new product lines are both strategies which enable us to increase penetration of existing customer accounts, as well as attract new customers to our brands.

OUR BRANDS

         We market and sell products to our customers primarily through eight distinct and targeted brands: Wilmar(R), Sexauer(R), Maintenance USA(R), Barnett(R), Hardware Express(R), U.S. Lock(R), SunStar(R) and AF LightING(TM). Each of our brands is focused on serving a particular customer group. Wilmar, Sexauer and Maintenance USA generally serve facilities maintenance customers, while Barnett, U.S. Lock, SunStar, AF Lighting and Hardware Express generally serve professional contractors and other distributors. Our brands are distinguished not only by the type of products offered, but also by the levels of service provided to customers. We have brands that market a wide range of product categories, such as Maintenance USA, as well as brands that specialize in a particular group of products, such as U.S. Lock, SunStar and AF Lighting. We have brands that market complementary services to our customers, including inventory management and technical assistance, and brands that offer products without support services. Our gross profit margin on product sales varies for our facilities maintenance and professional contractor and other distributor brands due to differences in the costs of service levels provided. We believe that our mix of brands allows us to effectively compete for a broad range of customers across our industry, regardless of their product requirements, preferred sales channels or service needs.

FACILITIES MAINTENANCE BRANDS

         We serve our facilities maintenance customers primarily through our Wilmar, Sexauer and Maintenance USA brands. Facilities maintenance customers buy our products for maintenance, repair and remodeling, and often need to obtain products with minimal delay. In many cases, our facilities maintenance customers also look to us for support services such as inventory maintenance, management of procurement contracts and technical advice and assistance.

          WILMAR. Our Wilmar brand specializes in sales of maintenance products to the multi-family housing market. Through its Wilmar Master Catalog, Wilmar is able to act as a one-stop shopping resource for multi-family housing maintenance managers by offering one of the industry's most extensive selections of standard and specialty plumbing, hardware, electrical, janitorial and related products. Wilmar provides free, same-day or next-day delivery in local markets served by our distribution centers, and ships by parcel delivery services or other carriers to other areas. Wilmar products are sold primarily through field sales representatives, as well as through direct mail and telesales. We have also successfully launched a national accounts program at Wilmar by adding national account managers who market to high level officers at real estate investment trusts, or REITS, and other property management companies. Through this program, we assist large multi-location customers in reducing total supply chain costs.

          SEXAUER. Our Sexauer brand markets and sells specialty plumbing and facility maintenance products to institutional customers, including commercial real estate, education, lodging, health care and other facilities maintenance customers. We believe that the catalog of Sexauer products is well known in the industry as a comprehensive source of specialty plumbing and facility maintenance products. In addition to a broad product portfolio, Sexauer offers customers an extensive selection of service and procurement solutions, drawing upon our product and supply management expertise.

          MAINTENANCE USA. Through our Maintenance USA brand, we offer a broad portfolio of MRO products to facilities, including multi-family housing, lodging and institutional customers. Since Maintenance USA sells our products exclusively through a catalog, which is supported by direct mail and telesales, it represents a low cost supply alternative to smaller property managers and more cost-conscious customers requiring minimal support services.

PROFESSIONAL CONTRACTOR AND OTHER DISTRIBUTOR BRANDS

         We serve our professional contractor and other distributor customers through our Barnett, Hardware Express, U.S. Lock, SunStar and AF Lighting brands. Professional contractors generally purchase our products for specific job assignments and/or to resell the product to end-customers. Our distributor customers, which consist primarily of local and specialty distributors, hardware stores and other retail outlets, purchase our products to resell to their customers.

          BARNETT. Our Barnett brand markets and sells a broad range of MRO products to professional contractors, including plumbing, electrical, building and HVAC contractors, typically for repair and remodeling applications. The Barnett brand also sells its products to other distributors, which are generally smaller and carry fewer products than Barnett. Sales are made primarily through catalogs, telesales and direct mail. In addition, Barnett has regional sales managers in select markets throughout the United States. Customers can also receive technical support and assistance in selecting products by calling our customer service centers. In addition to next-day delivery, Barnett also offers customers the convenience of a network of local pick-up counters.

         HARDWARE EXPRESS. Our Hardware Express brand markets and sells our full range of products primarily to retail hardware stores. While Hardware Express customers may order our products for general inventory purposes, we specialize in working with independent stores to sell our private label brand products through custom designed retail display sets. We believe that our retail hardware store customers prefer our private label products because they are priced more competitively than non-private label products. In addition, our retail display program enables our hardware customers to present an entire line of products in a professional and organized manner. Hardware Express sells its products through a catalog, supplemented by direct mail and telesales personnel, and a specialty display sales program of private label products which is coordinated by field sales representatives.

         U.S. LOCK. Our U.S. Lock brand sells security hardware products to professional locksmiths. Our primary marketing vehicle for U.S. Lock products is our U.S. Lock dealer program, in which professional locksmiths receive incentives such as rebates and favored pricing on proprietary items in return for paying an annual membership, guaranteeing annual purchase volume, displaying our U.S. Lock logo in their stores and assisting in other promotional activities. Sales are made primarily through catalog, telesales and direct mail.

         SUNSTAR/AF LIGHTING. Our SunStar and AF Lighting brands sell residential lighting and electrical products to electrical contractors, electrical distributors, lighting showrooms and mass merchants. These brands sell through direct mail, outbound telesales and a network of manufacturer's representatives.


SALES AND MARKETING

         We market and sell our products nationally and internationally through a variety of channels. The majority of our sales to facilities maintenance customers are made through field sales representatives, and the majority of our sales to professional contractors and other distributors are made through catalog and promotional mailings, supported by a telesales operation and limited field sales resources in major metropolitan markets. We also serve our facilities maintenance and professional contractor customers with brand-specific websites, though the majority of customer orders are received through the other channels discussed above. For a more detailed description of our approach to e-commerce, see "-Management Information System."

         Our marketing strategy involves targeting our marketing channels and efforts to specific customer groups. As a result of our long-standing relationships with our customers, we have been able to assemble a database of customer purchasing information, such as end market purchasing trends, product and pricing preferences and support service requirements. In addition, we are able to track information such as customer retention and reactivation as well as new account acquisition costs. We are also able to track the success of a particular marketing effort once it is implemented by analyzing the purchases of the customers targeted by that effort. Our information systems allow us to use this data to develop more effective sales and marketing programs. For example, our understanding of the preferences of our large, multi-family housing customers led to our development of a national accounts program, through which field sales representatives focus on developing contacts with national accounts. We will continue to leverage our customer knowledge and shared brand information system to develop successful sales and marketing strategies.

CATALOGS AND DIRECT MAIL

         Our catalogs and direct mail promotional flyers are key marketing tools that allow us to communicate our product offerings to both existing and potential customers. We create catalogs, typically exceeding 1,000 pages, for each of our brands and mail them on an annual or semi-annual basis. For our existing customers, we typically mail these catalogs on an annual or semi-annual basis. We often supplement these catalog mailings by sending our customers monthly promotional flyers. Most of our branded catalogs have been distributed for over three decades, and we believe that these catalog titles have achieved a high degree of recognition among our customers.

         In targeting potential direct marketing customers, we typically make our initial contact through promotional flyers, rather than by sending a complete catalog. We obtain mailing lists of prospective customers from outside marketing information services and other sources. We are able to gauge the effectiveness of our promotional flyer mailings through the use of proprietary database analysis methods, as well as through our telesales operations. Once customers begin to place orders with us, we will send an initial catalog and include the customer on our periodic mailing list for updated catalogs and promotional materials. We believe that this approach is a cost-effective way for us to contact large numbers of potential customers and to determine which customers should be targeted for continuous marketing.

         Our in-house art department produces the design and layout for our catalogs and promotional mailings using a sophisticated catalog content database and software system. Our catalogs are indexed and illustrated to provide simplified pricing information and to highlight new product offerings. Our promotional mailings introduce new product offerings, sale-promotion items and other periodic offerings. Illustrations, photographs and copy are shared among brand catalogs and mailings or customized for a specific brand, allowing for fast and efficient production of multi-branded media. In addition, we frequently build custom catalogs designed specifically for the needs of some of our larger customers.

FIELD SALES REPRESENTATIVES

         Our direct sales force markets and sells to all levels of the customer's organization, including senior property management executives, local and regional property managers and on-site maintenance managers. Our direct sales force marketing efforts are designed to establish and solidify customer relationships through frequent contact, while emphasizing our broad product selection, reliable same-day or next-day delivery, high level of customer service and competitive pricing.

         We maintain one of the largest direct sales forces in our industry, with over 400 field sales representatives covering markets throughout the United States, Canada and Central America. We have found that we obtain a greater percentage of our customers' overall spending on MRO products in markets serviced by local sales representatives, particularly in regions where these representatives are supported by a nearby distribution center that enables same-day or next-day delivery of our product line.

         Our field sales representatives are expected not only to generate orders, but also to act as problem solving customer service representatives. Our field sales representatives are trained and qualified to assist customers in shop organization, special orders, part identification and complaint resolution. We compensate our field sales representatives based on a combination of salary and commission. Increasingly, we are using these representatives to target senior management at multi-location companies in order to acquire long-term customers that make large volume purchases. We will continue to seek additional opportunities where we can leverage the strength of our field sales force to generate additional sales from our customers.

TELESALES

         Our telesales operation has been designed to make ordering our products as convenient and efficient as possible. We divide our telesales staff into outbound and inbound groups. Our outbound telesales representatives are responsible for maintaining relationships with existing customers and prospecting for new customers. These representatives are assigned individual accounts in specified territories and have frequent contact with existing and prospective customers in order to make telesales presentations, notify customers of current promotions and encourage additional purchases. Our inbound telesales representatives are trained to quickly process orders from existing customers, provide technical support and expedite and process new customer applications, as well as handle all other customer service requests. We offer our customers nationwide toll-free telephone numbers and brand-specific telesales representatives who are familiar with a particular brand's markets, products and customers. Our call centers are staffed by over 280 telesales, customer service and technical support personnel, who utilize our proprietary, on-line order processing system. This sophisticated software provides the telesales staff with detailed customer profiles and information about products, pricing, promotions and competition.

OPERATIONS AND LOGISTICS

DISTRIBUTION NETWORK

         We have a network of 57 regional distribution centers strategically located to serve the largest metropolitan areas throughout the United States and Canada, and a state-of-the-art national distribution center in Nashville, Tennessee. We also maintain a dedicated fleet of trucks to assist in local delivery of products. The geographic scope of our distribution network and the efficiency of our information system enable us to provide reliable, same-day or next-day delivery service to over 98% of the U.S. population.

         Our regional distribution centers are central to our operations and range in size from approximately 6,000 square feet to 106,000 square feet. Our regional distribution centers are typically maintained under operating leases in commercial or industrial centers, and primarily consist of warehouse and shipping facilities. We have also had success with opening pick-up counters in existing distribution centers and in freestanding locations, which allow the customer to obtain products from a fixed location without ordering in advance. This service has been especially popular with our professional contractor customers, as we have found that many of them prefer to pick up products between jobs. We plan to continue to open select pick-up centers in geographic locations with high concentrations of professional contractors.

INBOUND LOGISTICS

         Historically, our distribution centers were decentralized, with most of our vendors shipping directly to individual regional distribution centers. In July 2000, we opened our NDC in Nashville, Tennessee, which we later expanded to 317,000 square feet. Our NDC receives the majority of our vendor shipments and efficiently re-distributes products to our regional distribution centers. Some over-sized or seasonal products are directly shipped to regional distribution centers by suppliers. Our use of the NDC has significantly reduced regional distribution center replenishment lead times and on-hand inventory, while simultaneously improving our customer fill rates.

OUTBOUND LOGISTICS

         Once an order is entered into the computer system by a telesales representative, items within the order are automatically arranged by warehouse location to facilitate ease of picking within the distribution center. For customers located within the local delivery radius of a distribution center (typically 50 miles), our own trucks or third-party carriers will deliver the products directly to the customer either on the same day or the next day. For customers located outside the local delivery radius of a distribution center, we deliver products via UPS or another parcel delivery company or, in the case of large orders, by common carriers. We arrange for pick-up of returns at no charge to the customer in the local delivery radius. For customers outside the local delivery radius, we provide parcel service pick-up of the returns at no charge and also provide a full refund if the return is the result of our error.

SUPPLIERS

         We enjoy long-standing relationships with many of our suppliers. No single supplier accounted for more than 5% of our inventory purchases in fiscal 2003. In addition, in most cases, we have a number of competitive sources of supply for any particular product that we sell. Due to our high volume of purchases and use of foreign suppliers, we are able to obtain purchase terms we believe to be more favorable than those available to most local suppliers of MRO products. Approximately 80% of our purchases in fiscal 2003 were from domestically based suppliers and approximately 20% were from foreign based suppliers, primarily located in Asia.

         Our purchasing process is driven by an inventory management system that forecasts demand based on customer ordering patterns. This system monitors our inventory and alerts our purchasing managers of items approaching low stocking levels. We balance ordering and carrying costs in an effort to minimize total inventory costs. Forecasting is automated and is based on historical demand or seasonally adjusted projected demand. Our system assists in determining which items fit seasonal demand patterns. Demand forecasts are adjusted by trend factors that reflect changes in expected sales or general business trends. Automated procedures recommend safety stock levels based on frequency of item sales. When an item reaches re-order point, our system can automatically generate a replenishment purchase, the purchasing manager can initiate an automatic purchase order or the purchasing manager can manually build a purchase order. System reports prompt the purchasing manager to resolve out-of-stock risk situations repeatedly until the situation is resolved, either through the placement of an order or by discontinuing the product.

MANAGEMENT INFORMATION SYSTEMS

         We operate a sophisticated customer service and inventory management system that allows us to manage customer relationships and to administer and distribute thousands of products. Our systems encompass all major business functions for each of our main brands and enable us to receive and process orders, manage inventory, verify credit and payment history, generate customer invoices, receive payments and manage our proprietary mail order customer lists. We have consistently invested in our information technology, as we believe that the efficiency and flexibility of our information system are critical to the success of our business.

         Our information systems have been instrumental in our efforts to streamline our inventory management processes. Our information systems track each item of our inventory and its location within our distribution network. By monitoring inventory levels, we are able to quickly reorder products or shift inventory through our distribution network in order to ensure product availability. Our systems also allow us to monitor sales of products, enabling us to eliminate products that do not perform to our sales targets. Furthermore, our information systems allow us to maintain shared inventory across all of our major brands, thereby reducing on-hand inventory requirements and generating operating efficiencies. Our information systems have also allowed us to create a more efficient order fulfillment process. All of our local distribution centers are linked to our information systems, which provide them with real-time access to inventory availability, order tracking and customer creditworthiness.

         We constantly seek new ways to generate additional efficiencies, such as by utilizing e-commerce. With brand-specific websites, our customers can browse our catalogs and send electronic purchase orders over the Internet directly to our order entry system. Our customers can integrate this system into their own purchase order systems, thereby making their supply chain operate more seamlessly. In addition, we offer our customers the option of receiving invoices electronically. For customers that place frequent orders and have the ability to receive electronic invoices, this program can dramatically reduce ordering costs by eliminating invoice handling and automating the matching and payment process. We believe that by offering services like electronic purchasing and invoicing, which remove transaction costs from the supply chain, we encourage our customers to use us as their single source of MRO supplies.

COMPETITION

         The MRO product distribution industry is a large, fragmented industry that is highly competitive. Competition in our industry is primarily based upon product line breadth, product availability, service capabilities and price. We face significant competition from national and regional distributors, such as Hughes Supply, Hughes MRO, Home Depot Supply, Inc., Ferguson and W.W. Grainger, Inc. Hughes MRO was formerly known as Chad Supply and has recently acquired Century Maintenance Supply. Home Depot Supply was formerly known as Maintenance Warehouse/America Corp. and remains an affiliate of The Home Depot, Inc. Each of these competitors market their products through the use of direct sales forces as well as direct mail and catalogs. In addition, we face competition from traditional channels of distribution such as retail outlets, small dealerships and large warehouse stores, including Home Depot and Lowe's. We also compete with buying groups formed by smaller distributors, Internet-based procurement service companies, auction businesses and trade exchanges.

         We expect that competition in our industry will increase in the future. The MRO product distribution industry is consolidating, as traditional MRO product distributors attempt to achieve economies of scale and increase efficiency. Furthermore, MRO product customers are continuing to seek low cost alternatives to replace traditional methods of purchasing and sources of supply. We believe that the current trend is for customers to reduce the number of suppliers and rely on lower cost alternatives such as direct mail and/or integrated supply arrangements, which will contribute to competition in our industry. Finally, we expect that new competitors will develop over time as Internet-based enterprises become more established and reliable and refine their service capabilities.

ENVIRONMENTAL MATTERS

         We are subject to certain federal, state and local environmental laws and regulations, including those governing the management and disposal of, and exposure to, hazardous materials and the cleanup of contaminated sites. While we could incur costs as a result of liabilities under, or violations of, such environmental laws and regulations or arising out of the presence of hazardous materials in the environment, including the discovery of any such materials resulting from historical operations at our sites, we do not believe that we are subject to any such costs that are material. Furthermore, we believe that we are in compliance in all material respects with all environmental laws and regulations applicable to our facilities and operations.

TRADEMARKS AND OTHER INTELLECTUAL PROPERTY

         We have registered and nonregistered trade names and trademarks covering the principal brand names and product lines under which our products are marketed, including Wilmar(R), Sexauer(R), Maintenance USA(R), Barnett(R), U.S. Lock(R), HardwareExpress, SunStar(R) and AF Lighting(TM). We believe that our trademarks and other proprietary rights are important to our success and our competitive position. Accordingly, our policy is to pursue and maintain registration of our trade names and trademarks whenever possible and to oppose vigorously any infringement or dilution of our trade names and trademarks.

EMPLOYEES

         As of December 26, 2003, we had approximately 2,200 employees, of whom approximately 100 were unionized. Currently we have two labor agreements in place: one for our Mt. Laurel, New Jersey distribution center and one for our Savage, Maryland distribution center. The Mt. Laurel, New Jersey agreement was entered into in November 8, 2002 and renewed through November 8, 2005. The total number of employees within this bargaining unit is approximately 70. The Savage, Maryland agreement was entered into in March 1, 2002 and expires in February 28, 2005. The total number of employees within this bargaining unit is 35. We have not experienced any work stoppages resulting from management or union disagreements and believe that our employee relations are good.

ITEM 2.  PROPERTIES

         Our corporate headquarters is located in Jacksonville, Florida.

         We operate the following distribution centers and pick-up facilities:

DISTRIBUTION CENTER         SQUARE FOOTAGE          DISTRIBUTION CENTER        SQUARE FOOTAGE
-------------------         --------------          -------------------        --------------
Birmingham, AL                      30,618          Farmington Hills, MI               70,035
Tempe, AZ                           42,081          St. Louis, MO                      34,975
Cerritos, CA                        39,455          Charlotte, NC                      45,600
Hayward, CA                         26,144          Mt. Laurel, NJ                     70,000
Ontario, CA                         46,200          Pinebrook, NJ                      26,500
Sacramento, CA                      48,235          North Las Vegas, NV                36,000
San Diego, CA                       24,705          Brentwood, NY*                     42,000
Edmonton, CN                         7,557          Bronx, NY                          78,000
Oakville, CN                        17,069          Depew, NY                          21,728
Aurora, CO                          69,500          Cincinnati, OH                     33,711
Hollywood, FL                       53,600          Columbus, OH                       36,264
Jacksonville, FL                     8,400          Oklahoma City, OK                  15,340
Jacksonville, FL                    47,370          Bristol, PA                        55,000
Miami, FL                           17,920          Leetsdale, PA                      37,000
Orlando, FL                         30,000          Pittsburgh, PA                     26,662
Tampa, FL                           40,000          Hato Tejas, PR                     23,657
Doraville, GA                       52,320          Florence, SC                       34,000
Carol Stream, IL                    42,106          Nashville, TN (NDC)               317,085
Crestwood, IL                        6,000          Memphis, TN                        17,580
Wheeling, IL                         5,783          Nashville, TN                      24,900
Fishers, IN                         44,840          Dallas, TX                         15,697
Lenexa, KS                          22,482          El Paso, TX                        42,837
Jeffersontown, KY                    8,700          Fort Worth, TX                     20,000
Louisville, KY                      38,040          Grand Prairie, TX                 106,245
Louisville, KY*                     60,000          Houston, TX                        64,000
Harahan, LA                         33,000          San Antonio, TX                    19,200
Worcester, MA                       60,108          Richmond, VA                       20,861
Baltimore, MD                       32,856          Seattle, WA                        38,218
Savage, MD                          28,511          Butler, WI                         27,800

-----------

*    Owned properties

ITEM 3.  LEGAL PROCEEDINGS

         We are involved in various legal proceedings in the normal course of its business. In the opinion of management, none of the proceedings are material in relation to our consolidated financial statements.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of our security holders during the fourth quarter of the fiscal year ended December 26, 2003.


PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         As of March 1, 2004, based upon the number of holders on record, there were approximately 64 holders of our outstanding common stock. As discussed in
Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Item 8, "Financial Statements and Supplementary Data," the payment of dividends is subject to various restrictions under the Company's debt instruments. We have not declared any dividends on our common stock during fiscal 2003 and 2002. There is not an established public trading market for our common stock.

ITEM 6.  SELECTED FINANCIAL DATA

         The table below presents our selected historical consolidated financial data for fiscal 1999, 2000, 2001, 2002 and 2003. The information presented below should be read in conjunction with "Management's Discussion and Analysis of Financial Conditions and Results of Operations" and the consolidated financial statements included elsewhere in this report.

                                                          FISCAL YEAR ENDED
                                                          -----------------
                                 DECEMBER 31,  DECEMBER 29,  DECEMBER 28,  DECEMBER 27   DECEMBER 26
                                      1999          2000          2001          2002          2003
                                      ----          ----          ----          ----          ----
                                                           (DOLLARS IN THOUSANDS)
INCOME STATEMENT DATA:
Net sales ......................   $ 225,937     $ 382,108     $ 609,356     $ 637,530     $ 640,138
Cost of sales ..................     141,448       230,783       384,153       401,212       395,894
Gross profit ...................      84,489       151,325       225,203       236,318       244,244
Selling, general and
  administrative expenses ......      60,867       109,758       157,801       164,328       171,091
Depreciation and amortization ..       2,456         8,689        16,526        11,282        10,949
Special costs and expenses(1) ..          --        12,861         3,061         4,893           607
                                   ---------     ---------     ---------     ---------     ---------
Operating income ...............      21,166        20,017        47,815        55,815        61,597
Interest expense (income), net .        (753)       19,002        40,004        38,625        40,317
Change in fair value of interest
  rate swaps ...................          --            --         6,874         5,825        (5,272)
Loss on extinguishment of debt .          --        12,095            --            --        14,893
Other expense ..................          --            --            --            --           (40)
                                   ---------     ---------     ---------     ---------     ---------
Income before income taxes .....      21,919       (11,080)          937        11,365        11,699
Provision (benefit) for income
  taxes ........................       8,545        (1,607)        2,595         4,219         4,547
                                   ---------     ---------     ---------     ---------     ---------
Income (loss) before accounting
  change .......................      13,374        (9,473)       (1,658)        7,146         7,152
Cumulative effect on change in
  accounting principle .........          --            --         3,221            --            --
                                   ---------     ---------     ---------     ---------     ---------
Net income (loss) ..............   $  13,374     $  (9,473)    $  (4,879)    $   7,146     $   7,152
                                   =========     =========     =========     =========     =========

CASH FLOW AND OTHER DATA:
Net cash provided by (used in):
  Operating activities .........   $  23,115     $ (12,628)    $  15,697     $  10,415     $  33,089
  Investing activities .........     (94,997)     (217,872)       (8,242)       (4,944)      (26,795)
  Financing activities .........      46,648       231,039        (9,852)       (3,285)      (10,962)
Adjusted EBITDA(2) .............      23,622        28,706        64,341        67,097        72,586
Capital expenditures ...........       1,924         5,572         8,214         4,944         4,556
Ratio of earnings to fixed
  charges(3) ...................       14.9x                        1.0x          1.2x          1.3x

BALANCE SHEET DATA (AS OF END OF
  PERIOD):
Cash and cash equivalents ......   $   5,445     $   5,909     $   3,327     $   5,557     $   1,612
Total assets ...................     201,259       526,080       546,308       551,718       565,282
Total debt(4) ..................      60,000       331,793       326,070       326,024       341,525

---------------------

(1) Special costs and expenses consist of costs associated with acquisition and recapitalization activities, including integration and assimilation expenses, severance payments and transaction fees and expenses.

(2) Adjusted EBITDA represents net income plus interest expense, change in fair value of interest rate swaps, cumulative change in accounting principle, loss on extinguishment of debt, provision for income taxes and depreciation and amortization. Adjusted EBITDA differs from earnings before interest, taxes, depreciation and amortization ("EBITDA") and may not be comparable to EBITDA or Adjusted EBITDA as reported by other companies. The computation of Adjusted EBITDA is as follows:

                                                               FISCAL YEAR ENDED
                                                               -----------------
                                      DECEMBER 31,  DECEMBER 29,  DECEMBER 28,  DECEMBER 27   DECEMBER 26
                                           1999          2000          2001          2002          2003
                                           ----          ----          ----          ----          ----
                                                                (DOLLARS IN THOUSANDS)
     Net income (loss) ..............    $ 13,374      $ (9,473)     $ (4,879)     $  7,146      $  7,152
     Interest expense (income), net .        (753)       19,002        40,004        38,625        40,317
     Change in fair value of interest          --            --         6,874         5,825        (5,272)
       rate swaps
     Cumulative effect of change in .          --            --         3,221            --            --
       accounting principle
     Loss on extinguishment of debt .          --        12,095            --            --        14,893
     Provision (benefit) for income .       8,545        (1,607)        2,595         4,219         4,547
       taxes
     Depreciation and amortization ..       2,456         8,689        16,526        11,282        10,949
                                         --------      --------      --------      --------        ------
     Adjusted EBITDA ................    $ 23,622      $ 28,706      $ 64,341      $ 67,097        72,586
                                         ========      ========      ========      ========        ======


     Adjusted EBITDA is presented herein because we believe it to be relevant and useful information to our investors because it is used by our management to evaluate the operating performance of our business and compare our operating performance with that of our competitors. Management also uses Adjusted EBITDA for planning purposes, including the preparation of annual operating budgets, to determine appropriate levels of operating and capital investments and as one of the target elements in our compensation incentive programs. Adjusted EBITDA excludes certain items, including change in fair value of interest rate swaps and loss on extinguishment of debt, that relate to financing transactions and which we believe are not indicative of our core operating results. We therefore utilize Adjusted EBITDA as a useful alternative to net income as an indicator of our operating performance. However, Adjusted EBITDA is not a measure of financial performance under GAAP and Adjusted EBITDA should be considered in addition to, but not as a substitute for, other measures of financial performance reported in accordance with GAAP, such as net income. While we believe that some of the items excluded from Adjusted EBITDA are not indicative of our core operating results, these items do impact our income statement, and management therefore utilizes Adjusted EBITDA as an operating performance measure in conjunction with GAAP measures such as net income and gross margin.

(3) For the purposes of calculating the ratio of earnings to fixed charges, earnings represent pretax income from continuing operations, plus fixed charges. Fixed charges consist of interest expense, plus discounts and capitalized expenses related to indebtedness, and our estimate of the interest within rental expense. Earnings for fiscal 2000 were inadequate to cover fixed charges by $11.1 million.

(4)  Total debt represents the amount of our short-term debt and long-term debt.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         YOU SHOULD READ THE FOLLOWING DISCUSSION IN CONJUNCTION WITH "SELECTED FINANCIAL DATA" AND OUR CONSOLIDATED FINANCIAL STATEMENTS INCLUDED ELSEWHERE IN THIS REPORT. SOME OF THE STATEMENTS IN THE FOLLOWING DISCUSSION ARE FORWARD-LOOKING STATEMENTS. SEE "--FORWARD-LOOKING STATEMENTS."

OVERVIEW

         We are a leading direct marketer and specialty distributor of MRO products. We stock over 45,000 plumbing, electrical, hardware, security hardware, HVAC and other MRO products and sell to over 140,000 active customer accounts. Our highly diverse customer base includes multi-family housing, educational, lodging and health care facilities, professional contractors and other distributors. Our customers range in size from individual contractors and independent hardware stores to large institutional real estate owners. No single customer accounted for more than 5% of our sales during fiscal 2003.

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

         We market and sell our products primarily through eight distinct and targeted brands. The product and service offerings of each brand are tailored to the unique needs of the customer groups it serves. We reach our markets using a variety of sales channels, including a direct sales force of over 400 field sales representatives, over 280 telesales representatives, a direct mail program of over five million pieces annually, brand-specific e-commerce websites and a national accounts sales program.

CRITICAL ACCOUNTING POLICIES

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

ESTIMATING ALLOWANCES FOR EXCESS AND OBSOLETE INVENTORY

         Inventories are valued at the lower of cost or market. Prior to 2002, we determined inventory cost using the first-in, first-out and average cost methods. Effective December 29, 2001, we changed accounting methods to use average cost for all inventory. The effect of this change was not material. We adjust inventory for excess and obsolete inventory and for the difference by which the cost of the inventory exceeds the estimated market value. In order to determine the adjustments, management reviews inventory quantities on hand, slow movement reports and sales history reports. Management estimates the required adjustment based on estimated demand for products and market conditions.

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

         During 2002, we completed the first step of the transitional goodwill impairment tests, which resulted in a finding of no impairment. We are required to perform goodwill impairment tests at least annually, and we have elected to perform our annual goodwill impairment test as of the last day of each fiscal year. The test performed on December 26, 2003 resulted in a finding of no impairment.

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

LEGAL CONTINGENCIES

         From time to time, in the course of our business, we become involved in legal proceedings. In accordance with SFAS 5 "Accounting for Contingencies," if it is probable that, as a result of a pending legal claim, an asset had been impaired or a liability had been incurred at the date of the financial statements and the amount of the loss is estimable, an accrual for the costs to resolve the claim is recorded in accrued expenses in our balance sheets. Professional fees related to legal claims are included in general and administrative expenses in our statements of operations. Management, with the assistance of outside counsel, determines whether it is probable that a liability from a legal claim has been incurred and estimates the amount of loss. The analysis is based upon potential results, assuming a combination of litigation and settlement strategies. As discussed in Note 10 to our audited consolidated financial statements included in this report, management does not believe that currently pending proceedings will have a material adverse effect on our consolidated financial position. It is possible, however, that future results of operations for any particular period could be materially affected by changes in our assumptions related to these proceedings.

DERIVATIVE FINANCIAL INSTRUMENTS

         We periodically enter into derivative financial instruments, including interest rate exchange agreements, or swaps, to manage exposure to fluctuations in interest rates on our debt. Under our current swap agreements, we pay a fixed rate on the notional amount to a bank and the bank pays us a variable rate on the notional amount equal to a base LIBOR rate. Our existing interest rate swaps do not qualify for hedge accounting under SFAS 133 "Accounting for Derivative Statements and Hedging Activities," and are recorded at fair value in our balance sheet with changes in the fair value reflected in non-operating expense. As of December 26, 2003, the fair value of the interest rate swaps was $12.8 million, which is a liability to us. We recorded a transition adjustment of approximately $5.4 million upon the adoption of SFAS 133 and an additional charge of approximately $6.9 million in 2001, $5.8 million in fiscal 2002, and income of $5.3 million in fiscal 2003 as a result of the change in market value of the interest rate swaps. The fair market value of these instruments is determined by quotes obtained from the related counter parties. The valuation of these derivative instruments is a significant estimate that is largely affected by changes in interest rates and market volatility. If interest rates significantly increase or decrease or interest rate volatility increases or decreases, the value of these instruments will significantly change, resulting in an impact on our earnings.

RESULTS OF OPERATIONS

         The following table sets forth each of the line items of our statement of operations in dollar amounts and as a percentage of net sales for the periods indicated.

                                                                                     FISCAL YEAR ENDED
                                                           -----------------------------------------------------------------------
                                                             DECEMBER 28,            DECEMBER 27,           DECEMBER 26,
                                                                 2001                    2002                   2003
                                                           -----------------------------------------------------------------------
                                                                 $          %           $           %           $          %
                                                                                   (DOLLARS IN THOUSANDS)

Net sales ................................................      $609,356    100.0%      $637,530    100.0%     $640,138    100.0%
Cost of sales ............................................       384,153     63.0%       401,212     62.9%      395,894     61.8%
                                                           -------------          --------------          -------------

Gross profit .............................................       225,203     37.0%       236,318     37.1%      244,244     38.2%
Selling, general and administrative expenses .............       157,801     25.9%       164,328     25.8%      171,091     26.7%
Depreciation and amortization ............................        16,526      2.7%        11,282      1.8%       10,949      1.7%
Special costs and expenses ...............................         3,061      0.5%         4,893      0.8%          607      0.1%
                                                           -------------          --------------          -------------

Operating income .........................................        47,815      7.8%        55,815      8.8%       61,597      9.6%
Change in fair value of interest rate swaps ..............         6,874      1.1%         5,825      0.9%      (5,272)     -0.8%
Loss on extinguishment of debt............................            --      0.0%            --      0.0%       14,893      2.3%
Interest expense, net ....................................        40,004      6.6%        38,625      6.1%       40,317      6.3%
Other expense.............................................            --      0.0%            --      0.0%          (40)     0.0%
                                                           -------------          --------------          -------------

Income before income taxes ...............................           937      0.2%        11,365      1.8%       11,699      1.8%
Provision for income taxes ...............................         2,595      0.4%         4,219      0.7%        4,547      0.7%
                                                           -------------          --------------          -------------

(Loss) income before change in accounting principle.......       (1,658)     -0.3%         7,146      1.1%        7,152      1.0%
Cumulative effect on change in accounting principle ......         3,221      0.5%            --      0.0%           --      0.0%
                                                           -------------          --------------          -------------

Net (loss) income ........................................     $ (4,879)     -0.8%       $ 7,146      1.1%      $ 7,152      1.1%
                                                           =============          ==============          =============


         The following discussion refers to the term daily sales. Daily sales are defined as sales for a period of time divided by the number of shipping days in that period of time.

FISCAL YEAR ENDED DECEMBER 26, 2003 COMPARED TO FISCAL YEAR ENDED DECEMBER 27, 2002

         OVERVIEW. Net sales in fiscal year 2003 of $640.1 million compared to $637.5 million in fiscal year 2002. Given the political and economic uncertainties we faced at the beginning of fiscal year 2003, we approached the year with a strong emphasis on customer retention, cost control and working capital management. Our two primary markets, facilities maintenance and professional contractors, both experienced declining sales for the first two fiscal quarters. Having completed the integration of Barnett (acquired in 2000) onto our common information and logistics platform, we focused our efforts on eliminating cost and gaining efficiencies by standardizing our common products for all of our brands, eliminating redundant operating expenses and maximizing the scale efficiencies of our common fulfillment platform. Completing the Barnett integration also allowed us to focus heavily on working capital management, and we successfully reduced our inventory investment by $9.2 million by the end of 2003, excluding the Florida Lighting transaction described below. By the beginning of the fourth fiscal quarter, several of our key markets began to recover. Stronger revenue growth in the fourth quarter allowed us to finish fiscal 2003 with revenues even with 2002 levels. Despite flat sales, operating income increased 10.4% for the year. In November of 2003, we acquired Florida

Lighting, a direct marketer and distributor of lighting and electrical products based in Pompano Beach, Florida, in an asset purchase. Through its SunStar and AF Lighting catalog brands, Florida Lighting distributes its products to over 6,000 electrical contractors, lighting showrooms and retailers throughout North America. During 2003 we consolidated distribution centers in Denver and New York. We also made additional investments to expand our successful national accounts program beyond the multi-family housing industry to other facilities markets, such as healthcare, lodging and commercial office owners.

         NET SALES. Our net sales grew by $2.6 million, or 0.4%, to $640.1 million in fiscal 2003 from $637.5 million in fiscal 2002. Daily sales were $2.5 million both in fiscal 2003 and 2002. During the third quarter of 2003, we reclassified freight costs paid by our customers ("freight revenue") from selling, general and administrative costs to net sales. This reclassification did not have an effect on operating income. However, on a prospective basis it increases both net sales and selling, general and administrative costs. The effect of this reclassification in fiscal 2003 was $2.3 million. After adjusting for the effect of this freight reclassification and the Florida Lighting acquisition, which occurred at the end of November 2003 and represents less than 0.5% of our sales in 2003, sales were relatively level compared with the prior year.

         GROSS PROFIT. Gross profit increased by $7.9 million, or 3.4%, to $244.2 million in fiscal 2003 from $236.3 million in fiscal 2002. As a percentage of net sales, gross profit increased by 110 basis points to 38.2% in fiscal 2003 compared to 37.1% in fiscal 2002. This improvement is due to several factors including changes in product mix, the expansion of our private label programs, and the reclassification of freight revenue.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. SG&A expenses increased by $6.8 million, or 4.1%, to $171.1 million in fiscal 2003 from $164.3 million in fiscal 2002. As a percentage of net sales, these expenses represented 26.7% in fiscal 2003 compared to 25.8% in fiscal 2002. SG&A expenses were increased during the period by the effect of the $2.3 million freight reclassification referred to above. On a comparable basis, excluding the effect of this reclassification, SG&A expenses increased $4.5 million, or 2.8%, in fiscal 2003. This increase is primarily associated with higher freight costs, increases in health care costs, and an incremental investment in our national accounts program.

         DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense decreased $0.4 million to $10.9 million in fiscal 2003 from $11.3 million in fiscal 2002. This was primarily due to the net effect of the roll off of fully depreciated assets and a change in accounting estimate made in the third quarter of 2003 to decrease the estimated useful life of certain acquired customer lists to 17 years, as described in Note 3 to the financial statements contained in this report.

         SPECIAL COSTS AND EXPENSES. Special costs and expenses were $0.6 million during fiscal 2003 compared to $4.9 million in fiscal 2002. Special costs and expenses in both of these periods consisted of non-recurring costs incurred in connection with our acquisition of Barnett. These costs included the termination of leases for real property, write off of inventory associated with our planned vendor consolidation efforts, relocation of executive and administrative functions, payment of employee severance, integration of management information systems, physical relocation of inventory and related consulting costs. The significant decrease from fiscal 2002 was due to the fact that the consolidation of the Barnett Acquisition was substantially completed in fiscal year 2002.

         OPERATING INCOME. As a result of the foregoing, operating income increased by $5.8 million, or 10.4%, to $61.6 million in fiscal 2003 from $55.8 million in fiscal 2002.

         CHANGE IN FAIR VALUE OF INTEREST RATE SWAPS. We recorded a gain of $5.3 million in fiscal 2003 and a loss of $5.8 million in fiscal 2002 related to changes in the market value of our interest rate swap instruments. The non-cash gain and loss recorded were attributable to changes in market conditions including but not limited to fluctuations in interest rates, general market volatility, and the remaining tenor of our instruments.

         INTEREST EXPENSE. Interest expense increased by $1.7 million in fiscal 2003 to $40.5 million from $38.8 million in fiscal 2002. This increase was attributable to higher average debt balances and incrementally higher interest costs associated with our entry into a new credit facility and issuance of $200.0 million aggregate principal amount 11.5% senior subordinated notes due 2008, or the 11.5% notes, in May 2003 as part of the Refinancing Transactions (described in Liquidity and Capital Resources).

         LOSS ON EXTINGUISHMENT OF DEBT. In connection with our Refinancing Transactions, we recorded an expense of $14.9 million for the early extinguishment of debt. This expense resulted from the write-off of the unamortized loan fees and discount relating to our former credit facility and the redemption premium incurred upon redemption of our 16% senior subordinated notes due September 29, 2008, as part of the Refinancing Transactions.

         PROVISION FOR INCOME TAXES. The provision for income taxes was $4.5 million and $4.2 million in fiscal 2003 and 2002, respectively. The effective tax rate for fiscal 2003 was 39%.


FISCAL YEAR ENDED DECEMBER 27, 2002 COMPARED TO FISCAL YEAR ENDED DECEMBER 28, 2001

         OVERVIEW. During fiscal 2002, we implemented a number of growth and integration initiatives, which helped to increase net sales, despite a slowing U.S. economy. Our sales growth initiatives included the addition of new telesales representatives and an increase in our national accounts sales staff. We launched a national mini-blind sales program aimed at the multi-family housing market, which included the introduction of custom mini-blind cutting operations in our St. Louis, Missouri and Florence, South Carolina distribution centers. We also opened two Barnett service centers in the Chicago area to provide convenient pick-up options for our customers in this important market. By the end of fiscal 2002, we had substantially completed our Barnett integration efforts by consolidating Barnett's distribution centers in Dallas, Boston, Denver and Houston with our existing distribution centers and adding Barnett's product offerings through all of our combined distribution centers. We also relocated our import operations from Houston to our national distribution center in Nashville, Tennessee. Our results of operations for fiscal 2002 and fiscal 2001 included a comparable full year impact of Barnett.

         NET SALES. Our net sales grew by $28.1 million, or 4.6%, to $637.5 million in fiscal 2002 from $609.4 million in fiscal 2001. Daily sales were $2.5 million and $2.4 million in fiscal 2002 and 2001, respectively. Net sales grew significantly in our professional contractor market, which is primarily served by our Barnett brand, with particularly strong performance in the electrical, HVAC and plumbing contractor end markets due to improved response rates to our direct mail and other marketing efforts. Our facilities maintenance market, served principally by our Wilmar and Sexauer brands, showed modest growth in corporate sales, but these results were offset by weakness in the apartment and hospitality end markets, as high vacancy rates during this period impacted customer-spending habits.

         GROSS PROFIT. Gross profit increased by $11.1 million, or 4.9%, to $236.3 million in fiscal 2002 from $225.2 million in fiscal 2001. As a percentage of net sales, gross profit was 37.1% in fiscal 2002 compared to 37.0% in fiscal 2001. This increase in gross profit margin was chiefly due to our ongoing vendor consolidation efforts, which has allowed us to increase our purchasing power and consequently negotiate better prices and terms for the products we buy. Our higher gross profit margin also resulted, in part, from a favorable shift in product mix, as sales of lower cost private label products were proportionally higher for the period.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. SG&A expenses increased by $6.5 million, or 4.1%, to $164.3 million in fiscal 2002 from $157.8 million in fiscal 2001. As a percentage of net sales, these expenses represented 25.8% in fiscal 2002 compared to 25.9% in fiscal 2001. The increase in our SG&A expenses was a result of relative increases in distribution center expenses and commissions related to our higher net sales, as well as higher costs associated with numerous growth strategies initiated during fiscal 2002. We also incurred additional expenses during the period as we consolidated six of our distribution centers, converted 16 distribution centers to our common inventory format and began adding products for our facilities maintenance customers to our NDC. These increases were partially offset by real estate, labor and management cost savings we achieved through the consolidation of our distribution centers.

         DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense decreased $5.2 million to $11.3 million in fiscal 2002 from $16.5 million in fiscal 2001. This decrease was primarily attributable to the adoption of SFAS 142 effective January 1, 2002, as we no longer amortize goodwill under this accounting standard.

         SPECIAL COSTS AND EXPENSES. Special costs and expenses were $4.9 million during fiscal 2002 compared to $3.1 million in fiscal 2001. Special costs and expenses in both of these periods consisted of non-recurring costs incurred in connection with our acquisition of Barnett. These costs included the termination of leases for real property, write off of inventory associated with our planned vendor consolidation efforts, relocation of executive and administrative functions, payment of employee severance, integration of management information systems, physical relocation of inventory and related consulting costs.

         OPERATING INCOME. As a result of the foregoing, operating income increased by $8.0 million, or 16.7%, to $55.8 million in fiscal 2002 from $47.8 million in fiscal 2001.

         INTEREST EXPENSE. Interest expense decreased by $1.6 million in fiscal 2002 to $38.8 million from $40.4 million in fiscal 2001. The decrease in interest expense resulted from an overall lower interest rate environment.

         CHANGE IN FAIR VALUE OF INTEREST RATE SWAPS. We recorded a loss of $5.8 million and $6.9 million in fiscal 2002 and 2001, respectively. This non-cash loss is a result of the change in fair value of the interest rate swaps attributable to lower interest rates, general market volatility and the remaining tenor of our instruments.

         PROVISION FOR INCOME TAXES. The provision for income taxes was $4.2 million and $2.6 million in fiscal 2002 and 2001, respectively. The effective tax rate for fiscal 2002 was 37%. The provision for income taxes for 2001 differs from the expected amount primarily due to nondeductible goodwill amortization and merger and recapitalization costs.

LIQUIDITY AND CAPITAL RESOURCES

         As of December 26, 2003, we had approximately $59.0 million of availability under our $65.0 million revolving credit facility. Historically, our capital requirements have been for debt service obligations, acquisitions, the expansion and maintenance of our distribution network, upgrades of our proprietary information systems and working capital requirements. We expect this to continue in the foreseeable future. Historically, we have funded these requirements through internally generated cash flow and funds borrowed under our credit facility. We expect our cash flow from operations and the loan availability under our credit facility to be our primary source of funds in the future. Letters of credit, which are issued under the revolving loan facility under our credit facility, are used to support payment obligations incurred for our general corporate purposes. As of December 26, 2003, we had $6.0 million of letters of credit issued under the credit facility. Interest on our 11.5% senior subordinated notes due 2011, or the 11.5% notes, is payable semiannually. With respect to borrowings under our credit facility, we have the option to borrow at an adjusted LIBOR or an alternative base rate. Interest on the credit facility is payable quarterly, and with respect to any LIBOR borrowings, on the last day of the interest period applicable to the term of the borrowing.

         Net cash provided by operating activities was $33.1 million for fiscal year 2003 compared to net cash provided by operating activities of $10.4 million in the comparable period for the prior year. Net cash provided by operating activities for fiscal year 2003 was significantly higher than the prior year as a result of improved working capital trends.

         Net cash used in investing activities was $26.8 million in fiscal year 2003 and was primarily attributable to our acquisition of Florida Lighting during the fourth quarter of 2003 and capital expenditures made in the ordinary course of business.

         Net cash used in financing activities totaled $11.0 million for fiscal year 2003 compared to net cash used in financing activities of $3.3 million in the comparable period for the prior year. Net cash used in financing activities for fiscal year 2003 was primarily attributable to our Refinancing Transactions (described below).

         We issued $200.0 million aggregate principal amount of our 11.5% notes in May 2003 as part of the Refinancing Transactions as follows. On May 29, 2003, we entered into a new $205.0 million senior secured credit facility which consists of a $140.0 million term loan facility and a $65.0 million revolving loan facility. The net proceeds from the offering of the 11.5% notes and the refinancing of our former credit facility with a new credit facility were used to: (1) repay all outstanding indebtedness under our former credit facility, (2) redeem all of our outstanding 16% senior subordinated notes due 2008, (3) pay accrued interest and related redemption premiums on our former debt and (4) pay transaction fees and expenses related to the offering and the new credit facility. We refer to these transactions collectively as the "Refinancing Transactions". As of December 26, 2003, our total indebtedness was $347.5 million (of which $6.0 million was outstanding in the form of letters of credit), and our senior indebtedness was $144.3 million. On December 19, 2003 we amended our senior credit facility such that with respect to any term loans, the applicable rate was reduced from LIBOR plus 4.5% to LIBOR plus 3.5%.

         Capital expenditures were $4.6 million in fiscal 2003 as compared to $4.9 million in fiscal 2002. Capital expenditures as a percentage of sales were 0.7% in fiscal year 2003 and 0.8% in fiscal 2002.

         In fiscal year 2003, acquisition expenditures were $18.4 million, attributable to our acquisition of Florida Lighting. Purchase of investment and other assets was $3.9 million in fiscal 2003.

         Our principal working capital need is for inventory and trade accounts receivable, which have generally increased with the growth in our business. Our principal sources of cash to fund our working capital needs are cash generated from operating activities and borrowings under our revolving credit facility.

         We believe that cash flow from operations and available borrowing capacity under our new credit facility will be adequate to finance our ongoing operational cash flow needs and debt service obligations for the next twelve months.


                 CONTRACTUAL OBLIGATIONS AS OF DECEMBER 26, 2003

                                                LESS THAN    1-3        4-5       AFTER 5
                                       TOTAL      1 YEAR    YEARS      YEARS       YEARS
                                       -----      ------    -----      -----       -----
Long-term debt                       $341,525   $  7,000   $ 19,250   $ 29,750   $285,525
Revolving credit facility (1)              --         --         --         --         --
Operating leases                       46,437     10,899     17,294     10,556      7,688
Management agreement                      438        250        188         --         --
                                     --------   --------   --------   --------   --------
Total contractual cash obligations   $388,400   $ 18,149   $ 36,732   $ 40,306   $293,213
                                     ========   ========   ========   ========   ========

(1) Our senior secured credit facility includes a $65.0 million revolving loan facility. As of December 26, 2003 we did not have any amounts outstanding on this revolving facility.

SEASONALITY

         We experience some seasonal fluctuations as sales of our products typically increase in the second and third fiscal quarters of the year due to increased apartment turnover and related maintenance and repairs in the multi-family residential housing sector during these periods. In addition, November, December and January sales tend to be lower across most of our brands because customers may defer purchases at year-end as their budget limits are met and because of the winter holiday season between Thanksgiving Day and New Year's Day.

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that are subject to risks and uncertainties. You should not place undue reliance on those statements because they are subject to numerous uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control. Forward-looking statements include information concerning our possible or assumed future results of operations, including descriptions of our business strategy. These statements often include words such as "may," "believe," "expect," "anticipate," "intend," "plan," "estimate" or similar expressions. These statements are based on assumptions that we have made in light of our experience in the industry as well as our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate under the circumstances. As you read and consider this report, you should understand that these statements are not guarantees of performance or results. They involve risks, uncertainties and assumptions. Although we believe that these forward-looking statements are based on reasonable assumptions, you should be aware that many factors could affect our actual financial results or results of operations and could cause actual results to differ materially from those in the forward-looking statements. These factors include:

         o        material facilities and systems disruptions and shutdowns,

         o our ability to purchase products from suppliers on favorable terms,

         o        product cost and price fluctuations due to market conditions,

         o        dependence on key employees,

         o        failure to locate and acquire acquisition candidates,

         o        our level of debt,

         o        interest rate fluctuations,

         o        future cash flows,

         o the highly competitive nature of the maintenance, repair and operations distribution industry,

         o        general market conditions,

         o        changes in consumer preferences,

         o        adverse publicity and litigation,

         o        labor and benefit costs and

         o        the other factors described under "Risk Factors."

         You should keep in mind that any forward-looking statement made by us in this report, or elsewhere, speaks only as of the date on which we make it. New risks and uncertainties arise from time to time, and it is impossible for us to predict these events or how they may affect us. In light of these risks and uncertainties, you should keep in mind that any forward-looking statement made in this report or elsewhere might not occur. Notwithstanding the foregoing, all information contained in this prospectus is materially accurate as of the date of this report.

RISK FACTORS

         THE FOLLOWING RISK FACTORS SHOULD BE READ CAREFULLY IN CONNECTION WITH EVALUATING US AND THIS ANNUAL REPORT ON FORM 10-K. CERTAIN STATEMENTS IN "RISK FACTORS" ARE FORWARD-LOOKING STATEMENTS. SEE "FORWARD-LOOKING STATEMENTS" ABOVE.

RISKS RELATING TO OUR BUSINESS

         DISRUPTION IN OUR INFORMATION TECHNOLOGY SYSTEM COULD ADVERSELY AFFECT OUR RESULTS OF OPERATIONS. Our operations are dependent upon our integrated information technology system that encompasses all of our major business functions. We rely upon our information technology system to manage and replenish inventory, to fill and ship customer orders on a timely basis and to coordinate our sales and marketing activities across all of our brands. Any significant disruption of our information technology system for any significant time period could result in delays in receiving supplies or filling customer orders and, accordingly, could have a material adverse effect on our business, results of operations and financial condition.

         DISRUPTION IN OUR NATIONAL DISTRIBUTION CENTER COULD ADVERSELY AFFECT OUR RESULTS OF OPERATIONS. We currently maintain a national distribution center located in Nashville, Tennessee, which is essential to the efficient operation of our national distribution network. Any serious disruption to this distribution center due to fire, earthquake, act of terrorism or any other cause could damage a significant portion of our inventory and could materially impair our ability to distribute our products to customers. In addition, we could incur significantly higher costs and longer lead times associated with distributing our products to our customers during the time that it takes for us to reopen or replace the center. As a result, any such disruption could have a material adverse affect on our business, results of operations and financial condition.

         WE OPERATE IN A HIGHLY COMPETITIVE INDUSTRY AND IF WE ARE UNABLE TO COMPETE SUCCESSFULLY WE COULD LOSE CUSTOMERS AND OUR SALES MAY DECLINE. The MRO product distribution industry is a large, fragmented industry that is highly competitive. We face significant competition from national and regional distributors which market their products through the use of direct sales forces as well as direct mail and catalogs. In addition, we face competition from traditional channels of distribution such as retail outlets, small dealerships and large warehouse stores, and from buying groups formed by smaller distributors, Internet-based procurement service companies, auction businesses and trade exchanges. We expect that new competitors may develop over time as Internet-based enterprises become more established and reliable and refine their service capabilities. Moreover, the MRO product distribution industry is undergoing changes driven by industry consolidation and increased customer demands. Traditional MRO product distributors are consolidating operations and acquiring or merging with other MRO product distributors to achieve economies of scale and increase efficiency. This consolidation trend could cause the industry to become more competitive and make it more difficult for us to maintain our operating margins. Furthermore, our competitors may offer a greater variety of products than we offer or have greater financial and marketing resources than we do, which may provide them with a competitive advantage over us.

         Competition in our industry is primarily based upon product line breadth, product availability, service capabilities and price. To the extent that existing or future competitors seek to gain or retain market share by reducing price or by increasing support service offerings, we may be required to lower our prices or to make additional expenditures for support services, thereby adversely affecting our financial results. In addition, it is possible that competitive pressures resulting from industry consolidation could adversely affect our rate of growth and profit margins.

         SLOWDOWNS IN GENERAL ECONOMIC ACTIVITY AND OTHER UNFORESEEN EVENTS MAY DETRIMENTALLY IMPACT OUR CUSTOMERS AND THEREBY HAVE AN ADVERSE EFFECT ON OUR SALES AND PROFITABILITY. The MRO product distribution industry is affected by changes in economic conditions outside our control, including national, regional and local slowdowns in general economic activity and job markets, which can result in increased vacancies in the residential rental housing market. Specifically, a slowdown in economic activity which results in less apartment unit refurbishment and renovation can have an adverse affect on the demand for our products and may result in credit losses. There can be no assurance that economic slowdowns, adverse economic conditions or cyclical trends in our customer markets will not have a material adverse affect on our results of operations and financial condition. In addition, there can be no assurance that unforeseen events, such as terrorist attacks or armed hostilities, would not negatively affect our industry or the industries in which our customers operate, resulting in a material adverse affect on our business.

         LOSS OF KEY SUPPLIERS, LACK OF PRODUCT AVAILABILITY OR LOSS OF DELIVERY SOURCES COULD DECREASE SALES AND EARNINGS. Our ability to offer a wide variety of products to our customers is dependent upon our ability to obtain adequate product supply from manufacturers or other suppliers. While in many instances we have agreements, including supply chain agreements, with our suppliers, these agreements are generally terminable by either party on limited notice. The loss of, or a substantial decrease in the availability of, products from certain of our suppliers, or the loss of key supplier agreements, could have a material adverse effect on our business, results of operations and financial condition. In addition, supply interruptions could arise from shortages of raw materials, labor disputes or weather conditions affecting products or shipments, transportation disruptions or other factors beyond our control. Furthermore, since we acquire a portion of our supply from foreign manufacturers, our ability to obtain supply is subject to the risks inherent in dealing with foreign suppliers, such as potential adverse changes in laws and regulatory practices, including trade barriers and tariffs, and the general economic and political conditions in these foreign markets.

         Our ability to both maintain our existing customer base and to attract new customers is dependent in many cases upon our ability to deliver products and fulfill orders in a timely and cost-effective manner. To ensure timely delivery of our products to our customers, we frequently rely on third parties, including couriers such as UPS and other national shippers as well as various local and regional trucking contractors. Any sustained inability of these third parties to deliver our products to our customers could result in the loss of customers or require us to seek alternative delivery sources, if they are available, which may result in significantly increased costs and delivery delays.

         THE LOSS OF SIGNIFICANT CUSTOMERS COULD ADVERSELY AFFECT OUR SALES AND PROFITABILITY. We have over 140,000 active customers, of which the 10 largest customers generated approximately $56.5 million, or 8.8% of our sales in fiscal 2003 and $52.9 million, or 8.3%, of our sales in fiscal 2002. Our largest customer accounted for approximately 4.6% of our sales for fiscal 2003. The loss of one or more of our most significant customers or a deterioration in our relations with any of them could have a material adverse effect on our business, results of operations and financial condition.

         WE MAY NOT BE ABLE TO IDENTIFY OR COMPLETE TRANSACTIONS WITH ATTRACTIVE ACQUISITION CANDIDATES TO FACILITATE OUR GROWTH STRATEGY. An important element of our growth strategy is to continue to seek additional acquisitions of businesses in order to add new customers within our existing markets and to acquire brands in new markets. There can be no assurance that we will be able to identify attractive acquisition candidates or complete the acquisition of any identified candidates. Furthermore, we believe that our industry is currently in a process of consolidation, and there can be no assurance that competition for acquisition candidates will not escalate, thereby limiting the number of acquisition candidates or increasing the overall costs of making acquisitions. Difficulties we may face in identifying or completing acquisitions could have a material adverse affect on our business, results of operations and financial condition.

         WE CANNOT ASSURE YOU THAT WE WILL BE ABLE TO SUCCESSFULLY COMPLETE THE INTEGRATION OF FUTURE ACQUISITIONS OR MANAGE OTHER CONSEQUENCES OF OUR ACQUISITIONS. Acquisitions involve significant risks and uncertainties, including difficulties integrating acquired personnel and other corporate cultures into our business, the potential loss of key employees, customers or suppliers, the assumption of liabilities and exposure to unforeseen liabilities of acquired companies, the difficulties in achieving target synergies and the diversion of management attention and resources from existing operations. We may not be able to fully integrate the operations of future acquired businesses with our own in an efficient and cost-effective manner or without significant disruption to our existing operations. We may also be required to incur additional debt in order to consummate acquisitions in the future, which debt may be substantial and may limit our flexibility in using our cash flow from operations. Our failure to effectively integrate future acquired businesses or to manage other consequences of our acquisitions, including increased indebtedness, could have a material adverse effect on our business, results of operations and financial condition.

         IF WE ARE UNABLE TO RETAIN SENIOR EXECUTIVES AND ATTRACT AND RETAIN OTHER QUALIFIED EMPLOYEES OUR GROWTH MIGHT BE HINDERED. Our success depends in part on our ability to attract, hire, train and retain qualified managerial, sales and marketing personnel. Competition for these types of personnel in our industry is high. We may be unsuccessful in attracting and retaining the personnel we require to conduct and expand our operations successfully and, in such an event, our business could be materially and adversely affected. Our success also depends to a significant extent on the continued service of our senior management team. The loss of any member of our senior management team could impair our ability to execute our business plan and growth strategy and could therefore have a material adverse effect on our business, results of operations and financial condition.

         WE MAY NOT BE ABLE TO PROTECT OUR TRADEMARKS AND OTHER PROPRIETARY RIGHTS. We believe that our trademarks and other proprietary rights are important to our success and our competitive position. Accordingly, we devote resources to the establishment and protection of our trademarks and proprietary rights, including with respect to our brand names and our private product labels. However, the actions taken by us may be inadequate to prevent imitation of our brands and concepts by others or to prevent others from claiming violations of their trademarks and proprietary rights by us. In addition, others may assert rights in our trademarks and other proprietary rights. Our exclusive rights to our trademarks are subject to the common law rights of any other person who began using the trademark (or a confusingly similar mark) prior to the date of federal registration. Future actions by third parties may diminish the strength of our trademarks or restrict our ability to use our trademarks and, accordingly, adversely affect our competitive position.

         WE COULD FACE POTENTIAL PRODUCT QUALITY AND PRODUCT LIABILITY CLAIMS RELATING TO THE PRODUCTS WE DISTRIBUTE. We rely on manufacturers and other suppliers to provide us with the products we sell and distribute. As we do not have direct control over the quality of the products manufactured or supplied by such third party suppliers, we are exposed to risks relating to the quality of the products we distribute. It is possible that inventory from a manufacturer or supplier could be sold to our customers and later be alleged to have quality problems or to have caused personal injury, subjecting us to potential claims from customers or third parties. The risk of claims may be greater with respect to our private label products, as these products are customarily manufactured by third party suppliers outside the United States. While we currently maintain insurance coverage to address these types of liabilities, we cannot assure you that we will be able to obtain such insurance on acceptable terms in the future, if at all, or that any such insurance will provide adequate coverage against potential claims. Product liability claims can be expensive to defend and can divert the attention of management and other personnel for significant time periods, regardless of the ultimate outcome. An unsuccessful product liability defense could have a material adverse effect on our business, results of operations and financial condition. In addition, even if we are successful in defending any claim relating to the products we distribute, claims of this nature could negatively impact customer confidence in our products and our company.

         WE ARE CONTROLLED BY AFFILIATES OF PARTHENON CAPITAL, J.P. MORGAN PARTNERS AND STERLING INVESTMENT PARTNERS, WHOSE INTERESTS IN OUR BUSINESS MAY BE DIFFERENT THAN YOURS. Approximately 78% of the issued and outstanding shares of our common stock is beneficially owned by Parthenon Capital, J.P. Morgan Partners (23A SBIC), L.P. and Sterling Investment Partners and their respective affiliates. In addition, these shareholders are party to a shareholders' agreement with us pursuant to which they have the right to elect six individuals to our eleven-member board of directors (there are currently two vacancies). Accordingly, these parties can directly and indirectly exercise significant influence over our affairs, including controlling decisions made by our board of directors, such as the approval of acquisitions and other extraordinary business transactions, appointing members of our management and controlling actions requiring the approval of our shareholders, including the adoption of amendments to our certificate of incorporation and the approval of mergers or sales of substantially all of our assets. There can be no assurance that the interests of these parties in exercising control over our business will not conflict with your interests.

RISKS RELATING TO OUR INDEBTEDNESS

         OUR SUBSTANTIAL INDEBTEDNESS MAY LIMIT OUR CASH FLOW AVAILABLE TO INVEST IN THE ONGOING NEEDS OF OUR BUSINESS, WHICH COULD PREVENT US FROM FULFILLING OUR OBLIGATIONS. We have substantial debt service obligations. As of December 26, 2003, our total indebtedness was $347.5 million, of which $6.0 million was outstanding in the form of letters of credit, our shareholders' deficiency was $264.5 million, we had approximately $144.3 million of senior indebtedness outstanding and approximately $59.0 million in additional revolving loan availability under our $65.0 million revolving loan facility.

         Our substantial indebtedness could have important consequences, including:

         o our debt could limit our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions and other general corporate purposes,

         o a significant portion of our cash flow from operations must be dedicated to the payment of principal and interest on our debt, which will reduce the funds available to us for our operations,

         o some of our debt is, and will continue to be, at variable rates of interest, which may result in higher interest expense in the event of increases in interest rates,

         o our debt could limit our flexibility in planning for, or reacting to, changes in our business,

         o our debt may potentially place us at a competitive disadvantage to the extent we are more highly leveraged than some of our competitors and

         o our debt may make us more vulnerable to a further downturn in the economy or our business.

         DESPITE OUR LEVEL OF INDEBTEDNESS, WE MAY BE ABLE TO INCUR SUBSTANTIALLY MORE DEBT. THIS COULD FURTHER EXACERBATE THE RISKS DESCRIBED ABOVE. We may be able to incur significant additional indebtedness in the future. Although the indenture governing the 11.5% notes and the credit agreement governing our credit facility contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions, and the indebtedness incurred in compliance with these restrictions could be substantial. Specifically, the indenture permits us to incur all the indebtedness provided for in our new revolving loan facility. Furthermore, these restrictions do not prevent us from incurring obligations that do not constitute indebtedness, as defined in the applicable agreement. To the extent new debt is added to our current debt levels, the substantial leverage risks described above would increase.

         THE TERMS OF OUR CREDIT FACILITY AND THE INDENTURE GOVERNING THE 11.5% NOTES MAY RESTRICT OUR CURRENT AND FUTURE OPERATIONS, PARTICULARLY OUR ABILITY TO RESPOND TO CHANGES IN OUR BUSINESS OR TO TAKE CERTAIN ACTIONS. Our credit facility and the indenture governing the notes contain, and any future indebtedness of ours would likely contain, a number of restrictive covenants that impose significant operating and financial restrictions on us, including restrictions on our ability to, among other things:

         o        incur additional debt,

         o        pay dividends and make other restricted payments,

         o        create liens,

         o        make investments,

         o        engage in sales of assets and subsidiary stock,

         o        enter into sale and leaseback transactions,

         o        enter into transactions with affiliates,

         o transfer all or substantially all of our assets or enter into merger or consolidation transactions and

         o        make capital expenditures.

         The credit facility also requires us to maintain certain financial ratios, which become more restrictive over time. A failure by us to comply with the covenants or financial ratios contained in the credit facility could result in an event of default under the facility which could materially and adversely affect our operating results and our financial condition. In the event of any default under our credit facility, the lenders under our credit facility are not required to lend any additional amounts to us and could elect to declare all borrowings outstanding, together with accrued and unpaid interest and fees, to be due and payable, require us to apply all of our available cash to repay these borrowings or prevent us from making debt service payments on the 11.5% notes, any of which could result in an event of default under the 11.5% notes. If the indebtedness under our credit facility or the 11.5% notes were to be accelerated, there can be no assurance that our assets would be sufficient to repay such indebtedness in full.

         WE MAY NOT BE ABLE TO GENERATE SUFFICIENT CASH FLOW TO MEET OUR DEBT SERVICE OBLIGATIONS. Our ability to generate sufficient cash flow from operations to make scheduled payments on our debt obligations will depend on our future financial performance, which will be affected by a range of economic, competitive, regulatory, legislative and business factors, many of which are beyond our control. Our indebtedness under the credit facility bears interest at a variable rate.

         Historically, we have funded our debt service obligations and other capital requirements through internally generated cash flow and funds borrowed under our credit agreement. We expect our cash flow from operations and the loan availability under our credit agreement to be our primary source of funds in the future. If we do not generate sufficient cash flow from operations to satisfy our debt obligations, including payments on the 11.5% notes, we may have to undertake alternative financing plans, such as refinancing or restructuring our debt, selling assets, reducing or delaying capital investments or seeking to raise additional capital. We cannot assure you that any refinancing would be possible, that any assets could be sold, or, if sold, of the timing of the sales and the amount of proceeds realized from those sales, or that additional financing could be obtained on acceptable terms, if at all. Our inability to generate sufficient cash flow to satisfy our debt obligations, or to refinance our obligations on commercially reasonable terms, would have an adverse effect on our business, financial condition and results of operations, as well as on our ability to satisfy our obligations in respect of the 11.5% notes.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         We are aware of the potentially unfavorable effects inflationary pressures may create through higher asset replacement costs and related depreciation, higher interest rates and higher product and material costs. In addition, our operating performance is affected by price fluctuations in stainless steel, copper, aluminum, plastic and other commodities. We seek to minimize the effects of inflation and changing prices through economies of purchasing and inventory management resulting in cost reductions and productivity improvements as well as price increases to maintain reasonable profit margins.

         Management believes that inflation (which has been moderate over the past few years) did not significantly affect our operating results or markets in fiscal 2003, 2002, or 2001. Our results of operations in fiscal 2003 and 2002 were favorably and unfavorably impacted by increases and decreases in the pricing of certain commodity-based products. Such commodity price fluctuations have from time to time created cyclicality in our financial performance, and could continue to do so in the future. In addition, our use of priced catalogs may not allow us to offset such cost increases quickly, resulting in a decrease in gross margins and profit.

DERIVATIVE FINANCIAL INSTRUMENTS

         Periodically, we enter into derivative financial instruments, including interest rate exchange agreements, to manage our exposure to fluctuations in interest rates on our debt. Under our existing swap agreements, we pay a fixed rate on the notional amount to a bank and the bank pays to us a variable rate on the notional amount equal to a base LIBOR rate. Our derivative activities, all of which are for purposes other than trading, are initiated within the guidelines of corporate risk-management policies.

         Below is a summary of our interest rate swaps as of December 26, 2003:

                                          CONTRACT/NOTIONAL                  WEIGHTED AVERAGE   WEIGHTED AVERAGE
                                                AMOUNT         FAIR VALUE      PAYING RATES     RECEIVING RATES
                                                ------         ----------      ------------     ---------------
                                                 (IN THOUSANDS)
         Interest rate swap agreements             $151,000     $(12,793)          6.56%              1.20%


         For fiscal 2003, we have recognized a gain of $5.3 million from the interest rate swaps. This increase in the value of the interest swaps is a direct result of changes in interest rates and changes in market volatility.

         Periodically, we perform an analysis to determine the effect on interest expense of instantaneous and sustained parallel shifts in interest rates of plus or minus 100 basis points over a period of twelve months. As of December 26, 2003, this analysis reflected that a 100 basis point change in interest rates would have resulted in a change in the fair value of the interest rate swaps of approximately $4.1 million. While this simulation is a useful measure of our sensitivity to changing rates, it is not a forecast of the future results and is based on many assumptions that, if changed, could cause a different outcome. In addition, a change in U.S. Treasury rates in the designated amounts accompanied by a change in the shape of the Treasury yield curve would cause significantly different changes to net interest income than indicated above.

         We periodically evaluate the costs and benefits of any changes in our interest rate risk. Based on such evaluation, we may modify our existing swaps, or enter into new swaps, to manage our interest rate exposure.

RECENT ACCOUNTING STANDARDS

         In December 2003, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 104 ("SAB 104"). SAB 104 revised and rescinded portions of Staff Accounting Bulletin No. 101 in order to make the interpretive guidance consistent with the current authoritative accounting and auditing guidance and SEC rules and regulations.

         SFAS 149, "Amendment to Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS 149"), addresses certain decisions made by the Financial Accounting Standards Board as part of the Derivatives Implementation Group process. In general, SFAS 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003.

         SFAS 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" ("SFAS 150"), addresses how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The provisions of SFAS 150 are effective for financial instruments entered into or modified after May 31, 2003, and otherwise are effective July 1, 2003.

         We adopted SFAS 149 and SFAS 150 on July 1, 2003 and SAB 104 in December 2003. The adoption of these standards did not have a material impact on our financial position, results of operations or cash flows.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA





INDEPENDENT AUDITORS' REPORT


Board of Directors
Interline Brands, Inc.
Jacksonville, Florida

We have audited the accompanying consolidated balance sheets of Interline Brands, Inc. and its subsidiaries (the "Company") as of December 26, 2003 and December 27, 2002, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 26, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 26, 2003 and December 27, 2002, and the results of its operations and its cash flows for each of the three years in the period ended December 26, 2003, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financial statements, in 2001 the Company adopted SFAS 133 to account for derivative instruments and SFAS 145 to report the loss on extinguishment of debt as non-operating expense. Also, discussed in Note 2 to the consolidated financial statements, effective January 1, 2002, the Company changed its method of accounting for goodwill to conform to SFAS 142.


/s/ Deloitte & Touche, LLP
Certified Public Accountants

March 23, 2004

Jacksonville, Florida

INTERLINE BRANDS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
DECEMBER 26, 2003 AND DECEMBER 27, 2002 (In thousands except share data)
------------------------------------------------------------------------------------------------------

ASSETS                                                                       2003              2002
                                                                         -----------      ------------
CURRENT ASSETS:
  Cash and cash equivalents                                                  $ 1,612           $ 5,557
  Cash - restricted                                                            1,000               329
  Accounts receivable - trade (net of allowance for
    doubtful accounts of $6,316 and $5,322)                                   83,684            83,087
  Accounts receivable - other                                                 12,932            13,052
  Inventory                                                                  119,301           124,479
  Prepaid expenses and other current assets                                    4,260             5,953
  Deferred income taxes                                                       10,318            10,932
                                                                         -----------      ------------
           Total current assets                                              233,107           243,389

PROPERTY AND EQUIPMENT, net                                                   30,605            33,585

GOODWILL                                                                     202,227           195,669

OTHER INTANGIBLE ASSETS, net                                                  90,632            77,423

OTHER ASSETS                                                                   8,711             1,652
                                                                         -----------      ------------
TOTAL ASSETS                                                             $   565,282      $    551,718
                                                                         ===========      ============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES:
  Current portion of long-term debt                                          $ 7,000          $ 22,750
  Revolving credit facility                                                       --         18,500.00
  Accounts payable                                                            43,180            53,417
  Accrued expenses and other current liabilities                              19,623            13,603
  Accrued interest payable                                                     5,803             4,409
  Accrued merger expenses                                                      4,739             7,426
                                                                         -----------      ------------
           Total current liabilities                                          80,345           120,105

DEFERRED INCOME TAXES                                                         22,543            21,253
INTEREST RATE SWAPS                                                           12,793            18,067
LONG-TERM DEBT, NET OF CURRENT PORTION                                       334,525           284,774
                                                                         -----------      ------------
TOTAL LIABILITIES                                                            450,206           444,199
                                                                         -----------      ------------
COMMITMENTS AND CONTINGENCIES (Note 11)

SENIOR PREFERRED STOCK, $0.01 par value, 27,000,000 shares
    authorized; 23,600,014 and 23,619,888 shares issued and
    outstanding; at liquidation value                                        379,612           331,202

STOCKHOLDERS' EQUITY (DEFICIENCY):
  Common stock, no par value, 7,500,000 shares authorized;
    5,334,546 and 5,385,189 shares issued and outstanding                      1,994             1,994
  Accumulated deficit                                                       (265,548)         (224,077)
  Stockholder loans                                                           (1,545)           (1,440)
  Accumulated other comprehensive income (loss)                                  563              (160)
                                                                         -----------      ------------
TOTAL STOCKHOLDERS' EQUITY (DEFICIENCY)                                     (264,536)         (223,683)
                                                                         -----------      ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)                  $   565,282      $    551,718
                                                                         ===========      ============

See accompanying notes to consolidated financial statements.

INTERLINE BRANDS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 26, 2003, DECEMBER 27, 2002 AND DECEMBER 28, 2001 (IN
THOUSANDS EXCEPT SHARE DATA)
-------------------------------------------------------------------------------------

                                                    2003         2002          2001
                                                 ---------    ---------    ---------
NET SALES                                        $ 640,138    $ 637,530    $ 609,356

COST OF SALES                                      395,894      401,212      384,153
                                                 ---------    ---------    ---------

          Gross profit                             244,244      236,318      225,203

OPERATING EXPENSES:
  Selling, general and administrative expenses     171,091      164,328      157,801
  Depreciation and amortization                     10,949       11,282       16,526
  Special costs and expenses                           607        4,893        3,061
                                                 ---------    ---------    ---------
          Total operating expenses                 182,647      180,503      177,388
                                                 ---------    ---------    ---------

OPERATING INCOME                                    61,597       55,815       47,815

CHANGE IN FAIR VALUE OF INTEREST
  RATE SWAPS                                         5,272       (5,825)      (6,874)

INTEREST EXPENSE                                   (40,516)     (38,778)     (40,368)

LOSS ON EXTINGUISHMENT OF DEBT                     (14,893)          --           --

INTEREST INCOME                                        199           --           --

OTHER INCOME (EXPENSE)                                  40          153          364
                                                 ---------    ---------    ---------
          Income before income taxes                11,699       11,365          937

PROVISION FOR INCOME TAXES                           4,547        4,219        2,595
                                                 ---------    ---------    ---------
INCOME (LOSS) BEFORE CHANGE IN
  ACCOUNTING PRINCIPLE                               7,152        7,146       (1,658)

CUMULATIVE EFFECT OF CHANGE IN
  ACCOUNTING PRINCIPLE,  net of
    income tax benefit of $2,147                        --           --       (3,221)
                                                 ---------    ---------    ---------
NET INCOME (LOSS)                                    7,152        7,146       (4,879)

PREFERRED STOCK DIVIDENDS                          (48,623)     (42,470)     (37,024)
                                                 ---------    ---------    ---------
NET LOSS APPLICABLE TO COMMON STOCKHOLDERS       $ (41,471)   $ (35,324)   $ (41,903)
                                                 =========    =========    =========
LOSS PER COMMON SHARE - BASIC                    $   (7.71)   $   (6.56)   $   (7.78)
                                                 =========    =========    =========
LOSS PER COMMON SHARE - DILUTED                  $   (7.71)   $   (6.56)   $   (7.78)
                                                 =========    =========    =========

See accompanying notes to consolidated financial statements.

INTERLINE BRANDS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
YEARS ENDED DECEMBER 26, 2003, DECEMBER 27, 2002 AND DECEMBER 28, 2001 (In
thousands except share data)
--------------------------------------------------------------------------------------------------------
                                                                   RETAINED
                                              COMMON STOCK         EARNINGS
                                          ------------------    (ACCUMULATED   STOCKHOLDER     DEFERRED
                                             SHARES   AMOUNT        DEFICIT)      LOANS     COMPENSATION
                                             ------   ------        --------      -----     ------------
BALANCE, DECEMBER 29, 2000                5,385,189  $ 1,994     $ (146,850)     $ (1,265)    $ (1,669)

  Preferred stock dividends                                         (37,024)

  Interest accrual on stockholder loans                                               (99)

  Deferred compensation expense                                                                    904

  Comprehensive loss:

    Net loss                                                         (4,879)

    Foreign currency translation

  Total comprehensive loss
                                          ---------  -------     ----------      --------     ----------
BALANCE, DECEMBER 28, 2001                5,385,189    1,994       (188,753)       (1,364)        (765)

  Preferred stock dividends                                         (42,470)

  Interest accrual on stockholder loans                                               (76)

  Deferred compensation expense                                                                    765

  Comprehensive income:

    Net income                                                        7,146

    Foreign currency translation

  Total comprehensive income
                                          ---------  -------     ----------      --------     ----------
BALANCE, DECEMBER 27, 2002                5,385,189    1,994       (224,077)       (1,440)

  Preferred stock dividends                                         (48,623)

  Retirement of common stock                (50,643)

  Interest accrual on stockholder loans                                              (105)

  Comprehensive income:

    Net income                                                        7,152

    Foreign currency translation

  Total comprehensive income
                                          ---------  -------     ----------      --------     ----------
BALANCE, DECEMBER 26, 2003                5,334,546  $ 1,994     $ (265,548)     $ (1,545)    $
                                          =========  =======     ==========      ========     ==========


                                            ACCUMULATED
                                                OTHER           TOTAL
                                            COMPREHENSIVE     STOCKHOLDERS'
                                            INCOME (LOSS)  EQUITY (DEFICIENCY)
                                            -------------  -------------------


BALANCE, DECEMBER 29, 2000                      $ (19)       $ (147,809)

  Preferred stock dividends                                     (37,024)

  Interest accrual on stockholder loans                             (99)

  Deferred compensation expense                                     904

  Comprehensive loss:

    Net loss

    Foreign currency translation                 (185)

  Total comprehensive loss                                       (5,064)
                                                -----        ----------
BALANCE, DECEMBER 28, 2001                       (204)         (189,092)

  Preferred stock dividends                                     (42,470)

  Interest accrual on stockholder loans                             (76)

  Deferred compensation expense                                     765

  Comprehensive income:

    Net income

    Foreign currency translation                   44

  Total comprehensive income                                      7,190
                                                -----        ----------
BALANCE, DECEMBER 27, 2002                       (160)         (223,683)

  Preferred stock dividends                                     (48,623)

  Retirement of common stock

  Interest accrual on stockholder loans                            (105)

  Comprehensive income:

    Net income

    Foreign currency translation                 723

  Total comprehensive income                                      7,875
                                                -----        ----------
BALANCE, DECEMBER 26, 2003                      $ 563        $ (264,536)
                                                =====        ==========


See accompanying notes to consolidated financial statements.

INTERLINE BRANDS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 26, 2003, DECEMBER 27, 2002 AND DECEMBER 28, 2001
(In thousands)
-------------------------------------------------------------------------------------------------------------------

                                                                            2003            2002            2001
                                                                         --------         -------       -----------
OPERATING ACTIVITIES:
  Net income (loss)                                                      $  7,152         $ 7,146       $    (4,879)
  Adjustments to reconcile net income (loss) to
    net cash provided by operating activities:
    Depreciation and amortization                                          10,949          11,282            16,526
    Amortization and writeoff of debt issuance costs                        8,374           1,669             1,705
    Accretion and write-off of discount on 16% senior
      subordinated notes                                                    4,410             391               298
    Redemption premium on 16% senior subordinated notes                     3,879              --                --
    Deferred compensation                                                      --             765               904
    Change in fair value of interest rate swaps                            (5,272)          5,825            12,242
    Loss (gain) on disposal of property and equipment                           3             438               (48)
    Interest income on stockholder loans                                     (105)            (76)              (99)
    Deferred income taxes                                                   1,024             420            (3,848)
    Senior subordinated notes issued for interest due                       1,674           2,813             2,729
    Changes in assets and liabilities which provided (used)
     cash, net of effects of acquisition:
      Cash - restricted                                                      (671)             --                (3)
      Accounts receivable - trade                                             449           2,074           (10,167)
      Accounts receivable - other                                             120          (4,293)           (3,492)
      Inventory                                                             9,050          (7,329)           (9,931)
      Prepaid expenses and other current assets                             1,737          (2,462)            5,179
      Other assets                                                           (307)             (6)             (263)
      Accrued interest payable                                              1,394          (1,187)            1,838
      Accounts payable                                                    (11,106)           (610)            1,756
      Deferred compensation                                                    --              --              (514)
      Accrued expenses and other current liabilities                        1,718          (1,351)            3,744
      Accrued merger expenses                                              (1,383)         (3,074)               --
      Income taxes payable                                                     --          (2,020)            2,020
                                                                         --------         -------       -----------
           Net cash provided by operating activities                       33,089          10,415            15,697
                                                                         --------         -------       -----------
INVESTING ACTIVITIES:
  Purchase of property and equipment                                       (4,556)         (4,944)           (8,214)
  Proceeds from sale of property and equipment                                 --              --             1,803
  Purchase of investment and other assets                                  (3,850)             --                --
  Acquisition of businesses, net of cash acquired                         (18,389)             --            (1,831)
                                                                         --------         -------       -----------
           Net cash used in investing activities                          (26,795)         (4,944)           (8,242)
                                                                         --------         -------       -----------
FINANCING ACTIVITIES:
  (Decrease) increase in revolving credit facility, net                   (18,500)         14,500             4,000
  Repayment of long-term debt                                            (319,236)        (17,750)          (12,750)
  Payment of debt issuance costs                                          (13,011)            (35)           (1,102)
  Redemption of preferred stock                                              (215)             --                --
  Proceeds from refinancing transaction                                   340,000              --                --
                                                                         --------         -------       -----------
           Net cash used in financing activities                          (10,962)         (3,285)           (9,852)
                                                                         --------         -------       -----------
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS                  723              44              (185)
                                                                         --------         -------       -----------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                       (3,945)          2,230            (2,582)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                5,557           3,327             5,909
                                                                         --------         -------       -----------
CASH AND CASH EQUIVALENTS, END OF YEAR                                   $  1,612         $ 5,557       $     3,327
                                                                         ========         =======       ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the year for:
    Interest                                                             $ 33,258         $35,105       $    33,413
                                                                         ========         =======       ===========
    Income taxes (net of refunds)                                        $  1,353         $ 7,989       $    (3,425)
                                                                         ========         =======       ===========
SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Dividends on preferred stock                                           $ 48,623         $42,470       $    37,024
                                                                         ========         =======       ===========
  Note issued for purchase of business and accrual of additional
    purchase price                                                       $  4,300         $    --       $        --
                                                                         ========         =======       ===========
  Note issued for purchase of investment                                 $  3,275         $    --       $        --
                                                                         ========         =======       ===========

See notes to consolidated financial statements.

INTERLINE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 26, 2003, DECEMBER 27, 2002 AND DECEMBER 28, 2001 (IN THOUSANDS, EXCEPT SHARE DATA)
--------------------------------------------------------------------------------


1.       DESCRIPTION OF THE BUSINESS

         Interline Brands, Inc. and its subsidiaries (the "Company") is a direct marketer and specialty distributor of maintenance, repair and operations, or MRO products. The Company sells plumbing, electrical, hardware, security hardware, heating, ventilation and air conditioning and other MRO products. Interline's highly diverse customer base consists of multi-family housing, educational, lodging and health care facilities, professional contractors and other distributors.

         The Company markets and sells its products primarily through eight distinct and targeted brands. The Company utilizes a variety of sales channels, including a direct sales force, telesales representatives, a direct mail program, brand-specific websites and a national accounts sales program. The Company provides same day/next day delivery of its products through its network of regional distribution centers located throughout the United States and Canada, a national distribution center in Nashville, Tennessee and its dedicated fleet of trucks.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         PRINCIPLES OF CONSOLIDATION--The consolidated financial statements include the accounts of Interline Brands, Inc. and its subsidiaries. These statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Intercompany balances and transactions have been eliminated in consolidation.

         FISCAL YEAR--The Company operates on a 52-53 week fiscal year, which ends on the last Friday in December, and the fiscal years ended December 26, 2003, December 27, 2002 and December 28, 2001 were fifty-two week years. References herein to 2003, 2002, and 2001 are for the fiscal years ended December 26, 2003, December 27, 2002 and December 28, 2001, respectively.

         CASH AND CASH EQUIVALENTS--Cash and cash equivalents consist of cash and highly liquid investments with an original maturity of three months or less.

         INVENTORY--Inventory is stated at the lower of cost or market. Prior to 2002, the Company determined inventory cost using the first-in, first-out and average cost methods. Effective December 29, 2001, the Company changed accounting methods to use average cost for all inventory. The effect of this change was not material. The Company provides an adjustment to inventory based on slow-moving and discontinued inventory. This impairment adjustment establishes a new cost basis for such inventory and is not subsequently recovered through income.

         PROPERTY AND EQUIPMENT--Property and equipment is stated at cost, net of accumulated depreciation and amortization. Expenditures for additions, renewals and betterments are capitalized; expenditures for maintenance and repairs are charged to expense as incurred. Upon the retirement or disposal of assets, the cost and accumulated depreciation or amortization is eliminated from the accounts and the resulting gain or loss is credited or charged to operations. Leasehold improvements are amortized, using the straight-line method, over the lesser of the estimated useful lives or the term of the lease. Depreciation is computed using the straight-line method based upon estimated useful lives of the assets as follows:

                 Buildings                                 39-40 years
                 Machinery and equipment                     5-7 years
                 Office furniture and equipment              5-7 years
                 Vehicles                                      5 years
                 Leasehold improvements                     1-10 years


         COSTS OF COMPUTER SOFTWARE DEVELOPED OR OBTAINED FOR INTERNAL USE--The Company capitalizes costs related to internally developed software in accordance with Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". Approximately $0.8 million, $1.1 million, and $1.2 million, was capitalized in 2003, 2002, and 2001, respectively.

         GOODWILL - Prior to January 1, 2002, goodwill, which represents the excess of cost over the fair value of net assets acquired, was amortized on a straight-line basis over estimated useful lives ranging from 30 to 40 years. The Company assessed the recoverability and the amortization period of goodwill by determining whether the amounts can be recovered through undiscounted net cash flows of the businesses acquired over the remaining respective amortization period. Accumulated amortization was $9.7 million at December 29, 2001.

         Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") 142, "Goodwill and Other Intangible Assets", and no longer amortizes goodwill but is required to annually evaluate goodwill for impairment. As a result of the adoption of SFAS 142, the Company no longer amortizes goodwill. Goodwill is tested for impairment at least annually, or whenever events of changes in circumstances indicate that the carrying amount may not be recoverable. The Company has elected to perform its annual goodwill impairment test as of the last day of each fiscal year. No impairment was identified as a result of the most recent impairment test performed as of December 26, 2003.

         The pro forma effect of not amortizing goodwill under SFAS 142 had this Statement been adopted the first day of fiscal year 2001 is as follows:


                                                            2001

Net loss, as reported                                   $  (4,879)
Add back goodwill amortization                              5,165
                                                        ---------
Adjusted net income (loss)                              $     286
                                                        =========

         OTHER INTANGIBLE ASSETS--Other intangible assets include amounts assigned to customer lists, trademarks, deferred debt issuance costs and non-compete agreements. Other intangibles are amortized on a straight-line basis over their useful lives, 13 to 40 years for trademarks and customer lists, and 5 to 10 years for non-compete agreements. Deferred debt issuance costs are amortized as a component of interest expense over the term of the related debt.

         IMPAIRMENT OF LONG-LIVED ASSETS--The Company analyzes the carrying value of its recorded intangible assets and other long-lived assets periodically or when facts or circumstances indicate that the carrying value may be impaired. A review includes an assessment of customer retention, cash flow projections and other factors the Company believes are relevant. The discounted future expected net cash flows of each identifiable asset is used to measure impairment losses. The Company has not identified any impairment losses with respect to long-lived assets for any fiscal years presented.

         FOREIGN CURRENCY TRANSLATION--Assets and liabilities of the Company's foreign subsidiary, where the functional currency is the local currency, are translated into United States dollars at the fiscal year end exchange rate. The related translation adjustments are recorded as a component of other comprehensive income. Revenues and expenses are translated using average exchange rates prevailing during the year.

         RISK INSURANCE--The Company has a $250 self-insured retention per occurrence in connection with its workers' compensation policy ("Risk Insurance"). The Company accrues its estimated cost in connection with its portion of its Risk Insurance losses. Claims paid are charged against the reserve. Additionally, the Company maintains a reserve for incurred but not reported claims based on past experience.

         ESTIMATES--The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates and assumptions.

         FAIR VALUE OF FINANCIAL INSTRUMENTS--The carrying value of cash and cash equivalents, restricted cash, accounts receivable, and accounts payable approximate fair value because of the short maturities of these items. The carrying values of notes payable and long-term debt are reasonable estimates of their fair values. Estimated fair values of notes payable and long-term debt are determined by discounting the future cash flows using rates currently available to the Company for similar instruments. Interest rate swaps are carried at fair value, which is determined by quoted market prices.

         REVENUE RECOGNITION--Sales are recognized as products are shipped, F.O.B. point of shipment, and are net of sales returns, allowances and credits.

         COST OF SALES--Cost of sales includes merchandise costs, freight-in, and operating costs related to the Company's National Distribution Center.

         SHIPPING AND HANDLING COSTS--Shipping and handling costs have been included in selling, general and administrative expenses on the consolidated statements of operations. Such amounts were approximately $32.5 million, $30.1 million, and $27.1 million in 2003, 2002 and 2001, respectively.

         ADVERTISING COSTS--Costs of producing and distributing sales catalogs and promotional flyers are capitalized and charged to expense over the life of the related catalog and promotional flyers. Advertising expenses were approximately $1.3 million, $2.0 million, and $2.1 million in 2003, 2002 and 2001, respectively.

         STOCK-BASED COMPENSATION--The Company accounts for stock-based compensation using the intrinsic method. Accordingly, compensation cost for stock options issued to employees is measured as the excess, if any, of the quoted market price of the Company's stock when the Company was publicly traded and the estimated fair market value of the stock after the Company's common stock became privately held, at the date of the grant over the amount an employee must pay to acquire the stock.

         NET INCOME PER SHARE DATA-- Net income per share for all periods has been computed in accordance with SFAS No. 128, "Earnings per Share". Basic net income per share is computed by dividing net income by the weighted-average number of shares outstanding during the year. Diluted net income per share is computed by dividing net income by the weighted-average number of shares outstanding during the year, assuming dilution. The amounts used in calculating net income (loss) per share data are as follows:

                                                   2003        2002        2001
                                                --------    --------    --------
Net income (loss)                               $  7,152    $  7,146    $ (4,879)
Preferred stock dividends                        (48,623)    (42,470)    (37,024)
                                                --------    --------    --------
Net loss applicable to common shareholders      $(41,471)   $(35,324)   $(41,903)
                                                ========    ========    ========
Weighted average shares outstanding - basic        5,381       5,385       5,385
Effect of dilutive stock options                      --          --          --
                                                --------    --------    --------
Weighted average shares outstanding - diluted      5,381       5,385       5,385
                                                ========    ========    ========


         Options to purchase 187,532, 125,805 and 125,805 shares of common stock which were outstanding during 2003, 2002 and 2001, respectively, were not included in the computation of weighted average shares outstanding-diluted because the options exercise price was greater than the average market price of common stock and the effect would be antidilutive.

         SEGMENT INFORMATION- The Company is in one industry - the distribution of MRO products. In accordance with SFAS 131, "Disclosure about segments of an Enterprise and Related Information," the Company has one operating segment. The Company's sales by product category are approximately as follows:

PRODUCT CATEGORY                                   2003        2002        2001
------------------------------------            --------    --------    --------
Plumbing                                        $ 300,865   $ 306,014   $ 280,304
Electrical                                         76,817      76,504      73,123
Hardware                                           44,810      44,627      54,842
Security Hardware                                  51,211      51,002      48,748
Appliances and Parts                               38,408      38,252      36,561
HVAC                                               38,408      38,252      30,468
Other                                              89,619      82,879      85,310
                                                ---------   ---------   ---------
Total                                           $ 640,138   $ 637,530   $ 609,356
                                                =========   =========   =========

         The Company's revenues and assets outside the United States are not significant.

         INCOME TAXES--Taxes on income are provided using an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future. Such deferred income tax asset and liability computations are based on enacted tax laws and rates applicable to periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.

         DERIVATIVE FINANCIAL INSTRUMENTS--Periodically, the Company enters into derivative financial instruments, including interest rate exchange agreements ("Swaps") to manage its exposure to fluctuations in interest rates on its debt. Under existing Swaps, the Company pays a fixed rate on the notional amount to its banks and the banks pay the Company a variable rate on the notional amount equal to a base LIBOR rate. The

Company's derivative activities, all of which are for purposes other than trading, are initiated within the guidelines of corporate risk-management policies. See Note 7 for further description of the Swaps.

         In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS 133, as amended by SFAS 137 "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement 133" and SFAS 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities". SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. All derivatives, whether designated in hedging relationships or not, are required to be recorded on the balance sheet at fair value. The Company adopted SFAS 133, as amended, on January 1, 2001. As a result, it recorded an accumulated transition adjustment of $5,368 as a reduction to earnings relating to derivative instruments that do not qualify for hedge accounting under SFAS 133. The Company recorded an additional loss of $6,874 and $5,825 in 2001 and 2002, respectively and a gain of $5,272 in 2003, as a result of the change in market value of the Swaps.

RECENT ACCOUNTING STANDARDS--In December 2003, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 104 ("SAB 104"). SAB 104 revised and rescinded portions of Staff Accounting Bulletin No. 101 in order to make the interpretive guidance consistent with the current authoritative accounting and auditing guidance and SEC rules and regulations.

         SFAS 149, "Amendment to Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS 149"), addresses certain decisions made by the Financial Accounting Standards Board as part of the Derivatives Implementation Group process. In general, SFAS 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003.

         SFAS 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" ("SFAS 150"), addresses how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The provisions of SFAS 150 are effective for financial instruments entered into or modified after May 31, 2003, and otherwise are effective July 1, 2003.

         The Company adopted SFAS 149 and SFAS 150 on July 1, 2003 and SAB 104 in December 2003. The adoption of these standards did not have a material impact on the Company's financial position, results of operations or cash flows.


3.       GOODWILL AND OTHER INTANGIBLE ASSETS

         A summary of changes to goodwill for the year ended December 26, 2003 follows:

         Balance at December 27, 2002                    $ 195,669
         Acquisitions                                        6,982
         Adjustments to acquisition accrual                   (424)
                                                         ---------
         Balance at December 26, 2003                    $ 202,227
                                                         =========

         There were no changes to goodwill for the year ended December 27, 2002. The adjustment to goodwill during 2003 relates primarily to the adjustment of an acquisition accrual established for the Barnett acquisition that was settled for less than the amount accrued.

         The gross carrying amount and accumulated amortization of the Company's intangible assets other than goodwill as of December 26, 2003 and December 27, 2002 are as follows:

                                      GROSS                             NET
                                     CARRYING       ACCUMULATED         BOOK
DECEMBER 26, 2003                     AMOUNT        AMORTIZATION       VALUE

Customer lists                      $  49,362        $  5,403         $ 43,959
Trademarks                             36,221           2,912           33,309
Deferred debt issuance costs           13,149           1,079           12,070
Non-compete agreements                  2,616           1,322            1,294
                                    ---------        --------         --------
Total                               $ 101,348        $ 10,716         $ 90,632
                                    =========        ========         ========


DECEMBER 27, 2002

Customer lists                      $  41,732        $  3,641         $ 38,091
Trademarks                             33,821           2,061           31,760
Deferred debt issuance costs           11,169           3,736            7,433
Non-compete agreements                  1,371           1,232              139
                                    ---------        --------         --------
Total                               $  88,093        $ 10,670         $ 77,423
                                    =========        ========         ========

         The amortization of deferred debt issuance costs, recorded as a component of interest expense, was $1.8 million, $1.7 million, and $1.7 million in 2003, 2002 and 2001, respectively. Amortization expense on other intangible assets was $2.7 million, $2.0 million, and $2.2 million for 2003, 2002 and 2001, respectively. Expected amortization expense on other intangible assets (excluding deferred debt issuance costs which will vary depending upon debt payments) for each of the five succeeding fiscal years is as follows:

         FOR FISCAL YEAR:

         2004                                   $ 4,018
         2005                                     4,009
         2006                                     4,007
         2007                                     3,989
         2008                                     3,973

         CHANGE IN ESTIMATE- Effective July 1, 2003, the Company changed the estimated useful life of customer lists acquired in the acquisition of Barnett and Sexauer during September 2000 and November 1999 respectively, from 40 years to 17 years. The estimated remaining useful life of 17 years was based upon the expected life of the customer accounts acquired using the attrition rate experienced for the twelve-month period ended September 26, 2003, with no consideration given to new accounts generated during this period. This method is consistent with the guidance provided in the Statement of Financial Accounting Standards 142, which suggests that the customer list intangible asset should be amortized based on management's best estimate of its useful life, following the pattern in which the expected benefits will be consumed or otherwise used up. The effect of this change in the estimated remaining useful life is not considered to be material to the Company's consolidated financial statements.


4.       SIGNIFICANT TRANSACTIONS

         SPECIAL COSTS AND EXPENSES--Special costs and expenses for 2003, 2002 and 2001 consist of costs associated with distribution center consolidation, relocation, lease termination, severance related costs and other transaction fees. Such costs and expenses were $0.6 million, $4.9 million and $3.1 million for fiscal years 2003, 2002 and 2001, respectively.

         BARNETT ACQUISITION--In September 2000, the Company completed the acquisition of Barnett, Inc. (the "Barnett Acquisition") for an aggregate purchase price of $220.8 million including costs of acquisition of approximately $7.1 million. The costs of acquisition include a $3.0 million advisory fee paid to a significant stockholder of the Company. Goodwill recorded in connection with the Barnett Acquisition totaled approximately $89.3 million. Other intangible assets recorded in connection with the Barnett Acquisition totaled approximately $53.1 million. During 2001, the Company finalized its purchase price of Barnett and as a result recorded an increase in goodwill of approximately $12.3 million. These additional costs relate to the closure of duplicate Barnett facilities, severance related to these closures and the relocation and integration of Barnett employees and administrative functions. As of December 26, 2003 and December 27, 2002, $4.7 million and $7.4 million was accrued for such costs.

         FLORIDA LIGHTING ACQUISITION - On November 24, 2003, the Company purchased the net assets of Florida Lighting, Inc. (the "Florida Lighting Acquisition"), which sells residential lighting and electrical products to electrical contractors, electrical distributors, lighting, showrooms and mass merchants primarily through direct mail and outbound telesales.

         The aggregate purchase price was $23.1 million including costs of acquisition of approximately $0.3 million. Goodwill recorded in connection with the acquisition totaled approximately $7.0 million and is not expected to be deductible for tax purposes. Other intangible assets recorded in connection with the Florida Lighting Acquisition totaled approximately $10.7 million consisting of customer lists of $7.3 million, trademarks of $2.4 million and a non-compete agreement of $1.0 million. Customer lists and trademarks will be amortized over 13 years and 40 years respectively, using the straight line method. The non-compete agreement will be amortized over 5 years, the term of the agreement.

         The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.

At November 24, 2003

Cash                                                            $    481
Accounts receivable                                                1,046
Inventory                                                          3,872
Prepaid expenses and other current assets                            182
Property and equipment                                               713
Goodwill                                                           6,982
Other intangible assets                                           10,700
Accounts payable                                                    (868)
                                                                --------
Total purchase price                                            $ 23,108
                                                                ========

         Additionally, the Company has transferred $1.0 million to an escrow fund in connection with the Florida Lighting Acquisition. The transfer of the payment to the seller is contingent upon general representations and warranties of the seller. The escrow agreement expires on November 25, 2004, at which time the escrow fund less any claims against the escrow will be paid to the seller. The Company will record the amount paid from the escrow to the seller as an addition to the purchase price.

         The Company also issued contingent consideration based upon the acquired business meeting specific operation performance indicators. The consideration will be paid upon the delivery of the 2004 annual report but no later than April 15, 2005. The Company will record the consideration at the time the amount is no longer contingent as an addition to the purchase price.

         The above acquisition was accounted for under the purchase method of accounting, and accordingly, the net assets and results of operations have been included in the accompanying consolidated financial statements since the date of acquisition. The following table presents the unaudited results of operations of the Company for the fiscal year ended December 26, 2003 as if the acquisition had been consummated as of the beginning of 2003, and includes certain pro forma adjustments to reflect the amortization of intangible assets and financing charges on long-term debt:

                                   2003            2002            2001
                                   ----            ----            ----

Revenues                        $ 666,919       $ 666,769       $ 633,883
Net income                          8,308           8,370          (4,799)

         The unaudited pro forma results of operations are prepared for comparative purposes only and do not necessarily reflect the results that would have occurred had the acquisition occurred at the date described above or the results which may occur in the future.


5.       ACCOUNTS RECEIVABLE

         The Company's trade receivables are exposed to credit risk. The majority of the market served by the Company is comprised of numerous individual accounts, none of which is individually significant. The Company monitors the creditworthiness of its customers on an ongoing basis and provides a reserve for estimated bad debt losses.

                                       BALANCE AT                                        BALANCE AT
                                       BEGINNING       CHARGED TO                           END
                                        OF YEAR         EXPENSE        DEDUCTIONS (1)     OF YEAR
                                       ----------      ----------      --------------    ----------
Year ended December 28, 2001:
  Allowance for doubtful accounts       $ 5,045         $ 1,352        $ (1,255)          $ 5,142
                                        -------         -------        --------           -------
Year ended December 27, 2002:
  Allowance for doubtful accounts       $ 5,142         $ 1,937        $ (1,757)          $ 5,322
                                        -------         -------        --------           -------
Year ended December 26, 2003:
  Allowance for doubtful accounts       $ 5,322         $ 2,240        $ (1,246)          $ 6,316
                                        -------         -------        --------           -------

(1)  Accounts receivable written off as uncollectible, net of recoveries

6.       PROPERTY AND EQUIPMENT

         Major classifications of property and equipment are as follows:

                                                            2003           2002
                                                            ----           ----

Land                                                    $    400       $    400
Building                                                   9,536          9,060
Machinery and equipment                                   44,092         40,550
Office furniture and equipment                             4,709          4,885
Vehicles                                                     581            554
Leasehold improvements                                     6,512          6,860
                                                        --------       --------
                                                          65,830         62,309
Less accumulated depreciation and amortization           (35,225)       (28,724)
                                                        --------       --------
                                                        $ 30,605       $ 33,585
                                                        ========       ========

         Depreciation and amortization expense was approximately $8.2 million, $9.3 million, and $9.1 million for 2003, 2002 and 2001, respectively.


7.       DEBT

         Long-term debt consists of the following:

                                                            2003           2002
                                                            ----           ----

Term Loan A                                             $     --       $ 70,000
Term Loan B                                                   --        146,625
Term Loan                                                138,250             --
Note payable                                               3,275             --
Senior Subordinated Notes - 16%                               --         90,899
Senior Subordinated Notes - 11.5%                        200,000             --
                                                        --------       --------
                                                         341,525        307,524
Less current portion                                      (7,000)       (22,750)
                                                        --------       --------

                                                        $334,525       $284,774
                                                        ========       ========

         DEBT-- In May 2003, the Company completed an offering of $200 million of 11.5% Senior Subordinated Notes due 2011 and entered into a new $205.0 million senior secured credit facility which consists of a $140.0 million term loan facility and a $65.0 million revolving loan facility, a portion of which is available in the form of Letters of Credit. The net proceeds from the offering of Senior Subordinated Notes and the refinancing of the former credit facility with the new credit facility were used to: (1) repay all outstanding indebtedness under the Company's former credit facility, (2) redeem all of the 16% senior subordinated notes, (3) pay accrued interest and related redemption premiums on the Company's former debt and (4) pay transaction fees and expenses related to the Refinancing Transactions.

         The $200 million principal amount 11.5% Senior Subordinated Notes due 2011 pay interest each May 15 and November 15, with the first payment made on November 15, 2003. Prior to May 15, 2006, the Company may redeem up to 35% of the notes using proceeds of certain equity offerings and the Company may redeem all of the notes after May 15, 2007, subject to redemption premiums unless redeemed after May 15, 2009.

         Borrowings under the term loan facility and revolving loan facility bear interest, at the Company's option, at either LIBOR plus a spread or at the alternate base rate plus a spread. Interest rates in effect on borrowings under the term loan facility at December 26, 2003 ranged from 4.60% for LIBOR based borrowings and 6.50% for prime based borrowings. Outstanding letters of credit under the revolving loan facility are subject to a per annum fee equal to the applicable spread over the adjusted LIBOR for revolving loans. The term loan facility matures on November 30, 2009 and the revolving loan facility matures on May 31, 2008.

         As of December 26, 2003, the Company had $59.0 million available under its revolving loan facility. Total letters of credit issued under this facility as of December 26, 2003 was $6.0 million. There were no borrowings under the revolving loan facility at December 26, 2003. The credit facility is secured by substantially all of the assets of the Company.

         Debt issuance costs capitalized in connection with the Refinancing Transactions were approximately $13.1 million. An expense of approximately $14.9 million for the early extinguishment of debt resulted from the write-off of the unamortized loan fees and loan discount relating to the Company's former credit facility and the redemption premium incurred upon redemption of the 16% Senior Subordinated Notes, as part of the Refinancing Transactions.

         Periodically, the Company enters into derivative financial instruments, including interest rate exchange agreements, to manage its exposure to fluctuations in interest rates on its debt. At December 26, 2003 and December 27, 2002, the Company had interest rate exchange agreements, or swaps, outstanding with a total notional amount of $151.0 million. These agreements, which mature between April and October of 2005, effectively fix the interest rate on the Company's variable rate borrowings under the term loan facility at a weighted average rate of 6.56%. The change in market value of the outstanding interest rate exchange agreements has been recorded as a long-term liability of $12.8 million at December 26, 2003. The Company's derivative activities are for purposes other than trading and as such the Company intends to hold these instruments until their respective maturities.

         The credit facility contains customary affirmative and negative covenants that limit the Company's ability to incur additional indebtedness, pay dividends on its common stock or redeem, repurchase or retire its common stock or subordinated indebtedness, make certain investments, sell assets, and consolidate, merge or transfer assets, and that require the Company to maintain a maximum debt to cash flow ratio and a minimum interest expense coverage ratio. The Company was in compliance with all covenants at December 26, 2003.

         In April 2003, the Company issued a non-recourse note payable in the principal amount of $3.3 million for the purchase of an investment. This note, which is secured only by the investment, bears interest at a rate of 4% per annum, with principal due in full in April 2010.

        The maturities of long-term debt subsequent to December 26, 2003 are as follows:


         2004                                         $   7,000
         2005                                             7,875
         2006                                            11,375
         2007                                            14,000
         2008                                            15,750
         Thereafter                                     285,525
                                                      ---------
                                                      $ 341,525
                                                      =========

8.       SENIOR PREFERRED STOCK

         The Company has the authority to issue 27,000,000 shares of senior preferred stock ("Senior Preferred"), par value $.01 per share. Senior Preferred is stated at its liquidation value of $10.00 per share plus accrued dividends. As part of the Company's common stock becoming privately held, 13,306,696 shares of preferred stock were issued. As part of the Barnett Acquisition (see Note 4), 10,313,192 shares of preferred stock were issued. The Senior Preferred ranks senior to all other classes of stock of the Company with respect to dividends, distributions, redemptions and distributions of assets upon liquidation, wind-up and dissolution of the Company. Holders of the Senior Preferred are entitled to receive dividends payable on each share at an annual rate of 14%. All dividends
(1) accrue on a daily basis, (2) are cumulative, whether or not earned or declared, (3) are compounded quarterly from the date of issuance of such shares and (4) are declared payable when declared by the Board of Directors. All dividends accrued are payable prior to the payment of any dividend on shares of any junior stock.

         In the event of a voluntary or involuntary liquidation, holders of Senior Preferred shall be entitled to be paid for each share held, out of funds legally available for distribution, in an amount equal to the sum of the liquidation value of $10.00 per share plus an amount of cash equal to all accumulated and unpaid dividends before any payments to the holders of junior stock. Certain events that may be considered a "change of control" of the Company or certain sales of all or substantially all of the Company's assets would be deemed to be a Liquidation Event under the terms of the Senior Preferred unless the holders of 80% of the then outstanding shares of Senior Preferred elect not to treat them as a Liquidation Event. In addition, certain Senior Preferred shares held by officers of the Company may be required to be redeemed at the option of the employee upon termination of employment. These put options terminate upon the consummation of a public offering of stock or a "change in control" of the Company. If such funds are insufficient to permit payment in full to the Senior Preferred holders, then the assets available for distribution will be paid ratably in proportion to the amounts held by the Senior Preferred holders. At December 26, 2003, December 27, 2002 and December 28, 2001, dividends accrued on Senior Preferred were approximately $143.6 million, $95.0 million and $52.5 million, respectively. No dividends have been declared or paid. In December 2003, the Company redeemed 19,874 shares of preferred stock for $0.2 million.


9.       STOCKHOLDERS' EQUITY

         COMMON STOCK SPLIT--During 2001, the Company declared a three-for-one split of its common stock. As a result of the stock split, the accompanying consolidated financial statements retroactively reflects an increase in the numbers of outstanding shares of common stock.

         STOCKHOLDER LOANS--In connection with the Company's common stock becoming privately held and the Barnett Acquisition, the Company issued stockholder loans to employees in the amount of $3.1 million to purchase 229,380 (restated for the stock split) shares of common stock and 302,819 shares of preferred stock. Stockholder loans of $1.2 million were granted in connection with the Going-Private Transaction. The loans are payable upon termination of employment, the sale of securities purchased in connection with the loans, or on May 16, 2005. The notes bear interest at the rate equal to the rate payable by the Company under its credit facility, as adjusted quarterly, not to exceed 8.0%. As of December 26, 2003 and December 27, 2002, $345 and $240,
respectively, of interest has accrued on the notes and has been included as a portion of stockholder loans in stockholders' equity. These notes can be prepaid at any time without penalty. Stockholder loans of $1.9 million were granted in connection with the Barnett Acquisition. The amount of these notes is equivalent to deferred compensation agreements granted to the same individuals (see Note
10). Amounts under the deferred compensation plans vest on a monthly basis over a 24-month period, and vested amounts can be paid out to offset the stockholder loans. As of December 26, 2003 and December 27, 2002, $1.9 million of these stockholder loans has been repaid using distributions from the deferred compensation plans.

10.      PROFIT SHARING PLAN

         The Company has qualified profit sharing plans under Section 401(k) of the Internal Revenue Code. Contributions to the plans by the Company are made at the discretion of the Company's Board of Directors. Company contributions to the plans were approximately $0.7 million, $1.3 million and $1.3 million for 2003, 2002 and 2001, respectively.


11.      COMMITMENTS AND CONTINGENCIES

         LEASE COMMITMENTS--The Company leases its facilities under operating leases expiring at various dates through 2008. Minimum future rental payments under these leases as of December 26, 2003 are as follows:

         2004                                         $  10,899
         2005                                             9,717
         2006                                             7,577
         2007                                             6,033
         2008                                             4,523
         Thereafter                                       7,688
                                                      ---------
         Total                                        $  46,437
                                                      =========

         The Company operates a distribution center, which is leased from an entity, which is partially owned by a stockholder and director of the Company. Minimum annual rent payable under this lease is approximately $289, plus all real estate taxes and assessments, utilities and insurance related to the premises. Total rent expense for this lease was approximately $289 in 2003, 2002 and 2001. This lease expires on May 31, 2006 and does not contain any renewal terms. The Company believes that the terms of the lease are no less favorable to it than could be obtained from an unaffiliated party. The officer sold his ownership interest in the property in September 2002.

         The Company leases an office building from a stockholder and director of the Company. As amended in March 1995, under the terms of the lease, the Company is required to pay approximately $137 annually, plus all real estate taxes and assessments, utilities and insurance related to the premises. Total rental expense for this lease was $137 for 2003, 2002 and 2001. The lease expires on April 30, 2004 and does not contain any renewal terms. The Company believes that the terms of the lease are no less favorable to it than could be obtained from an unaffiliated party.

         Rent expense under all operating leases was approximately $15.7 million, $14.8 million, and $13.9 million for 2003, 2002 and 2001, respectively. Certain of the leases provide that the Company pays taxes, insurance and other operating expenses applicable to the leased premises.

         EMPLOYMENT AGREEMENT--The Company has employment agreements with certain officers of various dates through 2005, unless terminated earlier by the Company, at combined annual base salaries of $1.2 million, subject to adjustments and plus bonuses.

         MANAGEMENT AGREEMENT--In May 2000, the Company entered into an advisory agreement with a significant stockholder of the Company, which provides for an annual advisory fee of $250 plus out-of-pocket expenses of up to $25 per year. The management agreement terminates in September 2005.

         CONTINGENT LIABILITIES--At December 26, 2003 and December 27, 2002, the Company was contingently liable for unused letters of credit aggregating approximately $6.0 million and $5.9 million, respectively.

         LEGAL PROCEEDINGS--The Company is involved in various legal proceedings in the ordinary course of its business that are not anticipated to have a material adverse effect on the Company's results of operations or financial position.

         DEFERRED COMPENSATION AGREEMENTS--Effective September 29, 2000, the Company established deferred compensation agreements in the amount of $1.9 million with officers of the Company. Interest is payable on the amounts at the long-term federal rate, compounded semi-annually, starting on the date of the initial deferral. The accounts vested ratably over a 24-month period and were fully vested at September 30, 2002. As of December 26, 2003 and December 27, 2002, $1.9 million of the deferred compensation has vested and has been recorded as a reduction of stockholder loans (see Note 8).


12.      STOCK OPTION PLANS

         During 2000, the Company established a Stock Award Plan, (the "2000 Plan"), under which the Company may award a total of 525,000 shares of common stock in the form of incentive stock options (which may be awarded to key employees only), nonqualified stock options, stock appreciation rights, or SARs, and restricted stock awards, all of which may be awarded to directors, officers, key employees and consultants. The exercise price per share for an incentive stock option may not be less than 100% of the fair market value of a share of common stock on the grant date. The exercise price per share for an incentive stock option granted to a person owning stock possessing more than 10% of the total combined voting power of all classes of stock may not be less than 110% of the fair market value of a share of common stock on the grant date, and may not be exercisable after the expiration of ten years from the date of grant. The Company's compensation committee will determine in its sole discretion whether a SAR is settled in cash, shares or a combination of cash and shares.

         A summary of the status of the Company's stock option plans is as follows:

                                                                                  WEIGHTED
                                         NUMBER         EXERCISE PRICE        AVERAGE EXERCISE
                                        OF SHARES          PER SHARE          PRICE PER SHARE
                                        ---------          ---------          ---------------
Outstanding at December 28, 2001        125,805         $ 1.67 - $ 20.33           $ 9.00
                                        =======
Outstanding at December 27, 2002        125,805         $ 1.67 - $ 20.33           $ 9.00
                                        =======
2003:

  Granted                                66,579         $           0.50           $ 0.50

  Cancelled                               4,852         $           0.50           $ 0.50
                                        -------
Outstanding at December 26, 2003        187,532         $ 0.50 - $ 20.33           $ 6.17
                                        =======


         The following table summarizes information about the stock options outstanding under the Company's option plan as of December 26, 2003:

                         OPTIONS           WEIGHTED         WEIGHTED            OPTIONS         WEIGHTED
                     OUTSTANDING AT        AVERAGE          AVERAGE         EXERCISABLE AT       AVERAGE
  EXERCISE PRICE   DECEMBER 26, 2003   REMAINING LIFE    EXERCISE PRICE   DECEMBER 26, 2003   EXERCISE PRICE
  --------------   -----------------   --------------    --------------   -----------------   --------------
       $1.67             41,935            1.5 years        $ 1.67              25,161          $ 1.67
       5.00              41,935            1.5 years          5.00              25,161            5.00
       20.33             41,935            1.5 years         20.33              25,161           20.33
       0.50              61,727            4.0 years          0.50              30,691            0.50
                        -------                                                -------
                        187,532                                                106,174
                        =======                                                =======

         All stock options granted were at prices no less than the fair market value of the common stock at the grant date.

         The Company accounted for the option plans in accordance with APB Opinion No. 25, under which no compensation cost has been recognized for stock option awards.

         Compensation cost for options granted in 2003, determined based on the fair value at the grant date consistent with the method prescribed by SFAS 123, did not have a material effect on net income. The fair value of each option was estimated on the date of grant using the Black-Scholes option pricing model, with the following assumptions used for options granted in 2003: dividend yield of 0%, expected volatility of 0%, risk-free interest rate of 4.02% and expected life of 5 years.


13.      PROVISION FOR INCOME TAXES

         The provision (benefit) for income taxes for the years 2003, 2002 and 2001, is as follows:

                                         2003           2002           2001
                                         ----           ----           ----
         Current:
           Federal                    $ 2,428        $ 2,858        $ 5,852
           State                          577            547            190
           Foreign                        518            394            401
                                      -------        -------        -------
                                        3,523          3,799          6,443
                                      -------        -------        -------

         Deferred
           Federal                      1,167            420         (4,727)
           State                         (143)            --            879
                                      -------        -------        -------
                                        1,024            420         (3,848)
                                      -------        -------        -------
                                      $ 4,547        $ 4,219        $ 2,595
                                      =======        =======        =======

         The components of income before income taxes were as follows:

                                         2003           2002         2001
                                         ----           ----         ----
           United States              $10,454        $10,290           $1
           Foreign                      1,245          1,075          936
                                      -------        -------         ----
           Total                      $11,699        $11,365         $937
                                      =======        =======         ====

         The reconciliation of the provision for income taxes at the federal statutory tax rate to the provision for income taxes is as follows:

                                                      2003         2002         2001
                                                      ----         ----         ----
         Federal statutory tax rate                     35 %         35 %         35 %
         State income taxes, net of federal benefit      2 %          3 %         74 %
         Non-deductible expenses                         1 %          1 %          7 %
         Foreign income taxes                            1 %          1 %          8 %
         Goodwill amortization                          -- %         -- %        183 %
         Other                                          -- %         (3)%        (30)%
                                                      ----         ----         ----
                                                        39 %         37 %        277 %
                                                      ====         ====         ====

         Deferred income taxes result primarily from temporary differences in the recognition of certain expenses for financial and income tax reporting purposes.

         The components of the Company's deferred tax assets and liabilities at December 26, 2003 and December 27, 2002 consists of the following:

                                                        2003        2002
                                                        ----        ----
         Deferred tax assets:
           Inventory                                $  3,578    $  3,091
           Bad debt reserves                           2,206       1,857
           Interest rate swaps                         4,478       6,324
           Closing cost accrual                        1,659       2,502
           Bonus accrual                                 602         459
           Vacation accrual                              287         361
           Vendor discounts                              793       1,149
           Other                                         778         842
                                                    --------    --------
                   Total deferred tax assets          14,381      16,585
                                                    --------    --------
         Deferred tax liabilities:
           Identifiable intangibles                  (23,494)    (23,740)
           Depreciation                               (2,390)     (2,454)
           State taxes                                  (443)       (506)
           Other                                        (279)       (206)
                   Total deferred tax liabilities    (26,606)    (26,906)
                                                    --------    --------
         Net deferred tax liabilities               $(12,225)   $(10,321)
                                                    ========    ========


14.   SUBSIDIARY GUARANTORS

         The Company completed an offering of $200 million principal amount of Senior Subordinated Notes in connection with its Refinancing Transactions. The Company filed a registration statement with the Securities and Exchange Commission with respect to an exchange offer for the Senior Subordinated Notes and with respect to resales of the Senior Subordinated Notes by an affiliate of the Company for market-making purposes. The registration statement was declared effective by the SEC and the exchange offer was consummated. The Company's new Senior Subordinated Notes are fully and unconditionally guaranteed, jointly and severally, on a subordinated basis by Wilmar Holdings, Inc., Wilmar Financial, Inc., and Glenwood Acquisition LLC (wholly-owned subsidiaries of Interline). The guarantees by these subsidiary guarantors will be senior to any of their existing and future subordinated obligations, equal in right of payment with any of their existing and future senior indebtedness and subordinated to any of their existing and future senior indebtedness. Accordingly, condensed consolidating financial statements for Interline Brands, Inc. and the Subsidiary Guarantors are presented below.

                      CONDENSED CONSOLIDATING BALANCE SHEET
                             AS OF DECEMBER 26, 2003
-------------------------------------------------------------------------------------------------------------------
                                                            PARENT      SUBSIDIARY
                                                            COMPANY     GUARANTORS     ELIMINATIONS    CONSOLIDATED
                                                            -------     ----------     ------------    ------------
                                                                            (in thousands)
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                              $    1,527       $     85       $      --      $    1,612
  Cash-restricted                                             1,000             --              --           1,000
  Accounts receivable - trade, net                           83,684             --              --          83,684
  Accounts receivable - other                                12,932             --              --          12,932
  Inventory                                                 119,301             --              --         119,301
  Prepaid expenses and other current assets                   4,255              5              --           4,260
  Deferred income taxes                                      10,318             --              --          10,318
  Due from Parent                                                --         43,259         (43,259)             --
  Investment in subsidiaries                                 64,330             --         (64,330)             --
                                                         ----------       --------       ---------       ---------
           Total current assets                             297,347         43,349        (107,589)        233,107

PROPERTY AND EQUIPMENT, net                                  30,605             --              --          30,605

GOODWILL                                                    202,227             --              --         202,227

INTANGIBLE ASSETS, net                                       90,632             --              --          90,632

OTHER ASSETS                                                  5,412          6,614          (3,315)          8,711
                                                         ----------       --------       ---------       ---------
TOTAL ASSETS                                             $  626,223       $ 49,963       $(110,904)     $ 565,282
                                                         ==========       ========       =========       =========
LIABILITIES AND STOCKHOLDERS' EQUITY
   (DEFICIENCY)

CURRENT LIABILITIES:
  Current portion of long-term debt                      $    7,000       $     --       $      --      $    7,000
  Revolving credit facility                                                                                     --
  Accounts payable                                           43,170             10              --          43,180
  Accrued expenses and other current liabilities             19,623             --              --          19,623
  Accrued interest payable                                    5,803             --              --           5,803
  Accrued merger expenses                                     4,739             --              --           4,739
  Income taxes payable                                       (2,400)         2,400              --              --
  Due to subsidiaries                                        43,299             --         (43,299)             --
                                                         ----------       --------       ---------       ---------
           Total current liabilities                        121,234          2,410         (43,299)         80,345

LONG-TERM LIABILITIES:
  Deferred income taxes                                      22,543             --              --          22,543
  Interest rate swaps                                        12,793             --              --          12,793
  Long-term debt, net of current portion                    331,250          3,275              --         334,525
                                                         ----------       --------       ---------       ---------
TOTAL LIABILITIES                                           487,820          5,685         (43,299)        450,206
                                                         ----------       --------       ---------       ---------
SENIOR PREFERRED STOCK, $0.01 par value, 27,000,000
    shares authorized; 23,600,014 shares issued and
    outstanding                                             379,612             --              --         379,612

STOCKHOLDERS' EQUITY (DEFICIENCY):
  Common stock, no par value,  7,500,000 shares
    authorized, 5,334,546 shares issued and
    outstanding                                               1,994             --              --           1,994
  Additional paid-in-capital                                     --         43,285         (43,285)             --
  Accumulated deficit                                      (265,548)        24,320         (24,320)       (265,548)
  Shareholder loans                                          (1,545)            --              --          (1,545)
  Dividends                                                  23,327        (23,327)             --              --
  Accumulated other comprehensive loss                          563             --              --             563
                                                         ----------       --------       ---------       ---------
TOTAL STOCKHOLDERS' EQUITY (DEFICIENCY)                    (241,209)        44,278         (67,605)       (264,536)
                                                         ----------       --------       ---------       ---------
TOTAL LIABILITIES AND STOCKHOLDERS'
   EQUITY (DEFICIENCY)                                   $  626,223       $ 49,963       $(110,904)      $ 565,282
                                                         ==========       ========       =========       =========

                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                  For the Twelve Months Ended December 26, 2003
-------------------------------------------------------------------------------------------------------------------
                                                            PARENT      SUBSIDIARY
                                                            COMPANY     GUARANTORS     ELIMINATIONS    CONSOLIDATED
                                                            -------     ----------     ------------    ------------
                                                                            (in thousands)
NET SALES                                                $  640,138       $     --       $      --      $  640,138
COST OF SALES                                               395,894             --              --         395,894
                                                         ----------       --------       ---------      ----------
          Gross profit                                      244,244             --              --         244,244

OPERATING EXPENSES:
  Selling, general and administrative expenses              171,046             45              --         171,091
  Depreciation and amortization                              10,949             --              --          10,949
  Special costs and expenses                                    607             --              --             607
                                                         ----------       --------       ---------      ----------
          Total operating expenses                          182,602             45              --         182,647
                                                         ----------       --------       ---------      ----------
OPERATING INCOME                                             61,642            (45)             --          61,597

CHANGE IN FAIR VALUE OF INTEREST
  RATE SWAPS                                                  5,272             --              --           5,272
EARLY EXTINGUISHMENT OF DEBT                                (14,893)            --              --         (14,893)
OTHER INCOME                                                     40             40             (40)             40
INTEREST EXPENSE, net                                       (54,522)        14,205              --         (40,317)
EQUITY IN EARNINGS OF SUSIDIARIES                             9,260             --          (9,260)             --
                                                         ----------       --------       ---------      ----------
          Income (loss) before income taxes                   6,799         14,200          (9,300)         11,699

PROVISION (BENEFIT) FOR INCOME TAXES                           (353)         4,900              --           4,547
                                                         ----------       --------       ---------      ----------
NET INCOME (LOSS)                                             7,152          9,300          (9,300)          7,152

PREFERRED STOCK DIVIDENDS                                   (48,623)            --              --         (48,623)
                                                         ----------       --------       ---------      ----------
NET INCOME (LOSS) APPLICABLE TO
   COMMON STOCKHOLDERS                                   $  (41,471)      $  9,300       $  (9,300)     $  (41,471)
                                                         ==========       ========       =========      ==========

                          CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                                For the Year Ended December 26, 2003
-----------------------------------------------------------------------------------------------------------------
                                                            PARENT      SUBSIDIARY
                                                            COMPANY     GUARANTORS   ELIMINATIONS    CONSOLIDATED
                                                            -------     ----------   ------------    ------------
                                                                            (in thousands)
OPERATING ACTIVITIES:
  Net income (loss)                                         $ 7,152     $    9,300     $ (9,300)      $    7,152
  Adjustments to reconcile net income (loss) to net cash
    provided by (used in) operating activities:
    Equity in earnings of subsidiaries                       (9,300)            --        9,300               --
    Depreciation and amortization                            10,949             --           --           10,949
    Amortization of debt issuance costs                       8,374             --           --            8,374
    Accretion and write off of discount on 16% senior
      subordinated notes                                      4,410             --           --            4,410
    Redemption premium on 16% senior subordinated notes       3,879             --           --            3,879
    Change in fair value of interest rate swaps              (5,272)            --           --           (5,272)
    Loss on disposal of property and equipment                    3             --           --                3
    Interest income on shareholder loans                       (105)            --           --             (105)
    Deferred income taxes                                     1,024             --           --            1,024
    Senior subordinated notes issued for interest due         1,674             --           --            1,674
    Changes in assets and liabilities which provided
       (used) cash, net of effects of acquisition:
      Cash - restricted                                        (671)            --           --             (671)
      Accounts receivable - trade                               449             --           --              449
      Accounts receivable - other                               120             --           --              120
      Inventory                                               9,050             --           --            9,050
      Prepaid expenses and other current assets               1,735              2           -             1,737
      Due from parent                                            --         11,670      (11,670)              --
      Other                                                    (243)           (64)          --             (307)
      Accrued interest payable                                1,394             --           --            1,394
      Accounts payable                                      (11,116)            10           --          (11,106)
      Accrued expenses and other current liabilities          1,722             (4)          --            1,718
      Accrued merger expenses                                (1,383)            --           --           (1,383)
      Due to subsidiaries                                   (11,670)            --       11,670               --
      Income taxes payable                                   (2,400)         2,400           --               --
                                                            -------     ----------     --------       ----------
           Net cash provided by operating activities          9,775         23,314           --           33,089
                                                            -------     ----------     --------       ----------
INVESTING ACTIVITIES:
  Purchase of property and equipment                         (4,556)            --           --           (4,556)
  Purchase of investment and other assets                      (575)        (3,275)          --           (3,850)
 Acquisition of businesses, net of cash acquired            (18,389)            --           --          (18,389)
                                                            -------     ----------     --------       ----------
           Net cash used in investing activities            (23,520)        (3,275)          --          (26,795)
                                                            -------     ----------     --------       ----------
FINANCING ACTIVITIES:
    Increase in revolver and swingline, net                 (18,500)            --           --          (18,500)
    Repayment of long-term borrowing                       (319,236)            --           --         (319,236)
    Proceeds from refinaqncing transactions                 340,000             --           --          340,000
    Payment of debt financing costs                         (13,011)            --           --          (13,011)
    Repurchase of Preferred Stock                              (215)            --           --             (215)
    Dividends Paid                                           23,327        (23,327)          --               --
    Contribution from Parent                                 (3,275)         3,275           --               --
                                                            -------     ----------     --------       ----------
           Net cash provided by (used in)financing
             activities                                       9,090        (20,052)          --          (10,962)
                                                            -------     ----------     --------       ----------
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS    723             --           --              723
                                                            -------     ----------     --------       ----------
NET DECREASE IN CASH AND CASH EQUIVALENTS                    (3,932)           (13)          --           (3,945)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                5,459             98           --            5,557
                                                            -------     ----------     --------       ----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                    $ 1,527     $       85     $     --       $    1,612
                                                            =======     ==========     ======         ==========

                      CONDENSED CONSOLIDATING BALANCE SHEET
                             AS OF DECEMBER 27, 2002
----------------------------------------------------------------------------------------------------------------
                                                             PARENT     SUBSIDIARY
                                                             COMPANY    GUARANTORS   ELIMINATIONS    CONSOLIDATED
                                                            ---------   ----------   ------------    ------------
                                                                            (in thousands)
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                 $   5,459   $       98     $      --     $     5,557
  Cash - restricted                                               329                                        329
  Accounts receivable - trade, net                             83,087           --            --          83,087
  Accounts receivable - other                                  13,052           --            --          13,052
  Inventory                                                   124,479           --            --         124,479
  Prepaid expenses and other current assets                     5,946            7            --           5,953
  Deferred income taxes                                        10,932           --            --          10,932
  Due from Parent                                                  --       54,929       (54,929)             --
  Investment in subsidiaries                                   55,030           --       (55,030)             --
                                                            ---------   ----------     ---------     -----------
           Total current assets                               298,314       55,034      (109,959)        243,389

PROPERTY AND EQUIPMENT, net                                    33,585           --            --          33,585
GOODWILL                                                      195,669           --            --         195,669
INTANGIBLE ASSETS, net                                         77,423           --            --          77,423
OTHER ASSETS                                                    1,652           --            --           1,652
                                                            ---------   ----------     ---------     -----------
TOTAL ASSETS                                                $ 606,643   $   55,034     $(109,959)    $   551,718
                                                            =========   ==========     =========     ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
   (DEFICIENCY)

CURRENT LIABILITIES:
  Current portion of long-term debt                         $  22,750   $       --     $      --     $    22,750
  Revolving credit facility                                    18,500                                     18,500
  Accounts payable                                             53,417           --            --          53,417
  Accrued expenses and other current liabilities               13,599            4            --          13,603
  Accrued interest payable                                      4,409           --            --           4,409
  Accrued merger expenses                                       7,426           --            --           7,426
  Due to subsidiaries                                          54,929           --       (54,929)             --
                                                            ---------   ----------     ---------     -----------
           Total current liabilities                          175,030            4       (54,929)        120,105

LONG-TERM LIABILITIES:
  Deferred income taxes                                        21,253           --            --          21,253
  Interest rate swaps                                          18,067           --            --          18,067
  Long-term debt, net of current portion                      284,774           --            --         284,774
                                                            ---------   ----------     ---------     -----------
TOTAL LIABILITIES                                             499,124            4       (54,929)        444,199
                                                            ---------   ----------     ---------     -----------
SENIOR PREFERRED STOCK, $0.01 par value, 27,000,000
    shares authorized; 23,619,888 shares issued and
    outstanding                                               331,202           --            --         331,202
                                                            ---------   ----------     ---------     -----------
STOCKHOLDERS' EQUITY (DEFICIENCY):
  Common stock, no par value,  7,500,000 shares authorized,
   5,385,189 shares issued and outstanding                      1,994           --            --           1,994
  Additional paid-in-capital                                       --       40,010       (40,010)             --
  Accumulated deficit                                        (224,077)      15,020       (15,020)       (224,077)
  Shareholder loans                                            (1,440)          --            --          (1,440)
  Accumulated other comprehensive loss                           (160)          --            --            (160)
                                                            ---------   ----------     ---------     -----------
TOTAL STOCKHOLDERS' EQUITY (DEFICIENCY)                      (223,683)      55,030       (55,030)       (223,683)
                                                            ---------   ----------     ---------     -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
   (DEFICIENCY)                                             $ 606,643   $   55,034     $(109,959)    $   551,718
                                                            =========   ==========     =========     ===========

                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                  For the Twelve Months Ended December 27, 2002
-----------------------------------------------------------------------------------------------------------------
                                                             PARENT     SUBSIDIARY
                                                             COMPANY    GUARANTORS   ELIMINATIONS    CONSOLIDATED
                                                            ---------   ----------   ------------    ------------
                                                                            (in thousands)
NET SALES                                                   $ 637,530   $       --     $      --     $   637,530
COST OF SALES                                                 401,212           --            --         401,212
                                                            ---------   ----------     ---------     -----------
          Gross profit                                        236,318           --            --         236,318

OPERATING EXPENSES:
  Selling, general and administrative expenses                164,302           26            --         164,328
  Depreciation and amortization                                11,282           --            --          11,282
  Special costs and expenses                                    4,893           --            --           4,893
                                                            ---------   ----------     ---------     -----------
          Total operating expenses                            180,477           26            --         180,503
                                                            ---------   ----------     ---------     -----------
OPERATING INCOME                                               55,841          (26)           --          55,815

CHANGE IN FAIR VALUE OF INTEREST
  RATE SWAPS                                                   (5,825)          --            --          (5,825)
INTEREST EXPENSE, net                                         (50,142)      11,517            --         (38,625)
EQUITY IN EARNINGS OF SUSIDIARIES                               7,491           --        (7,491)             --
                                                            ---------   ----------     ---------     -----------
          Income (loss) before income taxes                     7,365       11,491        (7,491)         11,365

PROVISION FOR INCOME TAXES                                        219        4,000            --           4,219
                                                            ---------   ----------     ---------     -----------
NET INCOME (LOSS)                                               7,146        7,491        (7,491)          7,146

PREFERRED STOCK DIVIDENDS                                     (42,470)          --            --         (42,470)
                                                            ---------   ----------     ---------     -----------
NET (LOSS) INCOME APPLICABLE TO
   COMMON STOCKHOLDERS                                      $ (35,324)  $    7,491     $  (7,491)    $   (35,324)
                                                            =========   ==========     =========     ===========

                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                      For the Year Ended December 27, 2002
-----------------------------------------------------------------------------------------------------------------
                                                             PARENT     SUBSIDIARY
                                                             COMPANY    GUARANTORS   ELIMINATIONS    CONSOLIDATED
                                                            ---------   ----------   ------------    ------------
                                                                            (in thousands)
OPERATING ACTIVITIES:
  Net income (loss)                                         $    7,146  $    7,491     $  (7,491)    $     7,146
  Adjustments to reconcile net income (loss) to net cash
    provided by (used in) operating activities:
    Equity in earnings of subsidiaries                          (7,491)         --         7,491              --
    Depreciation and amortization                               11,282          --            --          11,282
    Amortization of debt issuance costs                          1,669          --            --           1,669
    Accretion of discount on 16% senior subordinated notes         391          --            --             391
    Deferred compensation                                          765          --            --             765
    Change in fair value of interest rate swaps                  5,825          --            --           5,825
    Loss on disposal of property and equipment                     438          --            --             438
    Interest income on shareholder loans                           (76)         --            --             (76)
    Deferred income taxes                                          420          --            --             420
    Senior subordinated notes issued for interest due            2,813          --            --           2,813
    Changes in assets and liabilities which provided (used)
       cash, net of effects of acquisition:
      Accounts receivable - trade                                2,074          --            --           2,074
      Accounts receivable - other                               (4,293)         --            --          (4,293)
      Inventory                                                 (7,329)         --            --          (7,329)
      Prepaid expenses and other current assets                 (2,465)          3            --          (2,462)
      Due from parent                                               --      (7,506)        7,506              --
      Other                                                         (6)         --            --              (6)
      Accrued interest payable                                  (1,187)         --            --          (1,187)
      Accounts payable                                            (610)         --            --            (610)
      Accrued expenses and other current liabilities            (1,355)          4            --          (1,351)
      Accrued merger expenses                                   (3,074)         --            --          (3,074)
      Due to subsidiaries                                        7,506          --        (7,506)             --
      Income taxes payable                                      (2,020)         --            --          (2,020)
                                                            ----------  ----------     ---------     -----------
           Net cash provided by (used in) operating
              activities                                        10,423          (8)           --          10,415
                                                            ----------  ----------     ---------     -----------
INVESTING ACTIVITIES:
  Purchase of property and equipment                            (4,944)         --            --          (4,944)
  Investment in subsidiaries                                        --          --            --              --
  Purchase of investment and other assets                           --          --            --              --
                                                            ----------  ----------     ---------     -----------
           Net cash used in investing activities                (4,944)         --            --          (4,944)
                                                            ----------  ----------     ---------     -----------
FINANCING ACTIVITIES:
    Increase in revolver and swingline, net                     14,500          --            --          14,500
    Repayment of long-term borrowing                           (17,750)         --            --         (17,750)
    Payment of debt issuance costs                                 (35)         --            --             (35)
                                                            ----------  ----------     ---------     -----------
           Net cash used in financing activities                (3,285)         --            --          (3,285)
                                                            ----------  ----------     ---------     -----------
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS        44          --            --              44
                                                            ----------  ----------     ---------     -----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS             2,238          (8)           --           2,230

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                   3,221         106            --           3,327
                                                            ----------  ----------     ---------     -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                    $    5,459  $       98     $      --     $     5,557
                                                            ==========  ==========     =========     ===========

                   CONDENSED CONSOLIDATING STATEMENT OF INCOME
                      For the Year Ended December 28, 2001
-----------------------------------------------------------------------------------------------------------------
                                                             PARENT     SUBSIDIARY
                                                             COMPANY    GUARANTORS   ELIMINATIONS    CONSOLIDATED
                                                            ---------   ----------   ------------    ------------
                                                                            (in thousands)
NET SALES                                                   $  609,356                               $   609,356

COST OF SALES                                                  384,153                                   384,153
                                                            ----------  ----------     ---------     -----------
          Gross profit                                         225,203                                   225,203

OPERATING EXPENSES:
  Selling, general and administrative expenses                 157,781          20                       157,801
  Depreciation and amortization                                 16,526                                    16,526
  Special costs and expenses                                     3,061                                     3,061
                                                            ----------  ----------     ---------     -----------
          Total operating expenses                             177,368          20                       177,388
                                                            ----------  ----------     ---------     -----------
OPERATING INCOME                                                47,835         (20)                       47,815

CHANGE IN FAIR VALUE OF INTEREST
  RATE SWAPS                                                    (6,874)                                   (6,874)

INTEREST EXPENSE, net                                          (50,688)     10,684                       (40,004)

EQUITY IN EARNINGS OF SUBSIDIARIES                               7,064                    (7,064)
                                                            ----------  ----------     ---------     -----------
          (Loss) income before income taxes                     (2,663)     10,664        (7,064)            937

(BENEFIT) PROVISION FOR INCOME TAXES                            (1,005)      3,600                         2,595
                                                            ----------  ----------     ---------     -----------
(LOSS) INCOME BEFORE ACCOUNTING CHANGE                          (1,658)      7,064        (7,064)         (1,658)

 CUMULATIVE EFFECT OF CHANGE IN
   ACCOUNTING PRINCIPLE,  net of
     income tax benefit of $2,147                               (3,221)                                   (3,221)
                                                            ----------  ----------     ---------     -----------
 NET (LOSS) INCOME                                              (4,879)      7,064        (7,064)         (4,879)

 PREFERRED STOCK DIVIDENDS                                     (37,024)                                  (37,024)
                                                            ----------  ----------     ---------     -----------
 NET (LOSS) INCOME APPLICABLE TO
   COMMON STOCKHOLDERS                                      $  (41,903) $    7,064     $  (7,064)    $   (41,903)
                                                            ==========  ==========     =========     ===========

                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                      For the Year Ended December 28, 2001
-----------------------------------------------------------------------------------------------------------------
                                                             PARENT     SUBSIDIARY
                                                             COMPANY    GUARANTORS   ELIMINATIONS    CONSOLIDATED
                                                            ---------   ----------   ------------    ------------
                                                                            (in thousands)
OPERATING ACTIVITIES:
  Net (loss) income                                         $   (4,879) $   (7,064)    $   7,064     $    (4,879)
  Adjustments to reconcile net income (loss) to net cash
    provided by (used in) operating activities:
    Equity in earnings of subsidiaries                           7,064                    (7,064)
    Depreciation and amortization                               16,526                                    16,526
    Loan origination costs amortization                          1,705                                     1,705
    Accretion of discount on 16% senior subordinated notes         298                                       298
    Deferred compensation                                          904                                       904
    Change in fair value of interest rate swaps                 12,242                                    12,242
    Loss on disposal of property and equipment                     (48)                                      (48)
    Interest income on shareholder loans                           (99)                                      (99)
    Deferred income taxes                                       (3,848)                                   (3,848)
    Senior subordinated notes issued for interest due            2,729                                     2,729
    Changes in assets and liabilities which provided (used)
     cash, net of effects of acquisition:
      Cash - restricted                                             (3)                                       (3)
      Accounts receivable - trade                              (10,167)                                  (10,167)
      Accounts receivable - other                               (3,492)                                   (3,492)
      Inventory                                                 (9,931)                                   (9,931)
      Prepaid expenses and other current assets                  5,186          (7)                        5,179
      Due from parent                                                        7,059        (7,059)
      Other                                                       (263)                                     (263)
      Accrued interest payable                                   1,838                                     1,838
      Accounts payable                                           1,756                                     1,756
      Deferred compensation                                       (514)                                     (514)
      Accrued expenses and other current liabilities             3,744                                     3,744
      Due to DHCs                                               (7,059)                    7,059
       Income taxes payable                                      2,020                                     2,020
                                                            ----------  ----------     ---------     -----------
           Net cash provided by (used in) operating
             activities                                         15,709         (12)                       15,697
                                                            ----------  ----------     ---------     -----------
INVESTING ACTIVITIES:
  Purchase of property and equipment                            (8,214)                                   (8,214)
  Proceeds from sale of property and equipment                   1,803                                     1,803
  Acquisition of businesses, net of cash acquired               (1,831)                                   (1,831)
                                                            ----------  ----------     ---------     -----------
           Net cash used in investing activities                (8,242)                                   (8,242)
                                                            ----------  ----------     ---------     -----------
FINANCING ACTIVITIES:
  Increase in revolver and swingline, net                        4,000                                     4,000
  (Repayment of) proceeds from long-term borrowing             (12,750)                                  (12,750)
  Payment of debt financing costs                               (1,102)                                   (1,102)
                                                            ----------  ----------     ---------     -----------
           Net cash used in financing activities                (9,852)                                   (9,852)
                                                            ----------  ----------     ---------     -----------
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS      (185)                                     (185)
                                                            ----------  ----------     ---------     -----------
NET DECREASE IN CASH AND CASH EQUIVALENTS                       (2,570)        (12)                       (2,582)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                     5,791         118                         5,909
                                                            ----------  ----------     ---------     -----------
CASH AND CASH EQUIVALENTS, END OF YEAR                      $    3,221  $      106     $             $     3,327
                                                            ==========  ==========     =========     ===========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.


ITEM 9A. CONTROLS AND PROCEDURES

         Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 26, 2003. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 26, 2003, our disclosure controls and procedures were (1) designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our Chief Executive Officer and Chief Financial Officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

         No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended December 26, 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.


PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The following table sets forth information regarding our directors and executive officers:

NAME                               AGE  POSITION
----                               ---  --------
Michael J. Grebe................    46  President, Chief Executive Officer,
                                        Chief Operating Officer and Director
William E. Sanford..............    44  Executive Vice President, Chief
                                        Financial Officer and Secretary
William R. Pray.................    56  Senior Vice President, Chief
                                        Merchandising Officer and Director
Fred M. Bravo...................    47  Vice President, Field Sales
Pamela L. Maxwell...............    39  Vice President, Marketing
Thomas J. Tossavainen...........    35  Vice President of Finance and Treasurer
William S. Green................    44  Chairman and Director
Ernest K. Jacquet...............    56  Director
Drew T. Sawyer..................    36  Director
Christopher C. Behrens..........    42  Director
Stephen V. McKenna..............    34  Director
Charles W. Santoro..............    44  Director
Gideon Argov....................    47  Director

         Michael J. Grebe has served as a director of our company since May 2000, our Chief Operating Officer since November 1998, our President since October 1999 and our Chief Executive Officer since January 2002. Prior to joining us, Mr. Grebe served as a Group Vice President of Airgas, Inc., or Airgas, a distributor of industrial gases, from 1997 to 1998. Mr. Grebe joined Airgas following its acquisition of IPCO Safety, Inc., a national alternate channel marketer of industrial safety supplies, of which he served as President from 1991 to 1996.

         William E. Sanford has served as our Executive Vice President since January 2002 and as our Chief Financial Officer and Secretary since April 1999. Previously he served as our Senior Vice President from April 1999 to January 2002. Prior to joining us, Mr. Sanford served as Vice President, Corporate Development of MSC Industrial Direct Co., Inc., a distributor of industrial supplies, from January 1998 to March 1999. Prior to 1998, Mr. Sanford held various positions at Airgas, serving as Executive Vice President, Vice President-Sales & Marketing from 1995 to 1998 and as President of its Pacific Northwest subsidiary from 1988 to 1993.

         William R. Pray has served as a director of our company since October 2001, and has served as our Senior Vice President and Chief Merchandising Officer since March 2002. Prior to joining us, Mr. Pray served as President and Chief Operating Officer of Waxman Industries, Inc., the former parent of Barnett, from June 1995 to April 1996, resigning from these positions upon the consummation of the initial public offering of Barnett, serving as President and Chief Executive Officer for Barnett until September 2000. From February 1991 to February 1993, Mr. Pray served as Senior Vice President-President of Waxman Industries Inc.'s U.S. operations, after serving as President of its Mail Order/Telesales Group since 1989.

         Fred M. Bravo has served as our Vice President, Field Sales since October 2001. Mr. Bravo previously served as our National Sales Manager, Director of Sales and Vice President, Sales. Prior to joining us, Mr. Bravo served as Vice President of Sales of HMA Enterprises, Inc., a Texas-based MRO parts wholesaler, from 1987 to 1996. Mr. Bravo served as Vice President, Sales for Cherokee Holdings, Inc., a Houston based MRO wholesaler from 1985 to 1987.

         Pamela L. Maxwell has served as our Vice President of Marketing since January 2001. Prior to joining us, Ms. Maxwell served as President of Airgas Rutland Tool & Supply Co., Inc., a subsidiary of Airgas and a direct marketing distributor of metalworking products and MRO supplies, from November 1998 to December 2000. During her 17-year career at Airgas, Ms. Maxwell held a variety of positions ranging from customer support and sales management in the gas distribution division to marketing management in the direct industrial division.

         Thomas J. Tossavainen has served as our Vice President and Treasurer since August 2001. Prior to joining us, Mr. Tossavainen served as the Director of Strategic Projects-Treasury at Airgas from August 2000 to August 2001. Mr. Tossavainen joined Airgas in 1996, where he served as the Vice President of Finance and Controller of Airgas Safety, Inc., a subsidiary of Airgas. Mr. Tossavainen also served as the assistant controller of Robertson-Ceco Corp. from March 1995 to August 1996 and as an auditor in the financial services group at KPMG Peat Marwick LLP from July 1991 through March 1995.

         William S. Green has served as Chairman of our Board of Directors and a director of our company since 1986. Mr. Green founded our predecessor company, Wilmar Industries, Inc., with his father, Martin Green, in 1977. From 1986 to October 1999, Mr. Green also served as our President, and from 1986 to December 2001 as our Chief Executive Officer.

         Ernest K. Jacquet has served as a director of our company since March 1995. Mr. Jacquet is currently a Co-Chief Executive Officer of Parthenon Capital, one of our principal shareholders. Prior to founding Parthenon Capital, Mr. Jacquet was a general partner of Summit Partners from April 1990 through May 1998.

         Drew T. Sawyer has served as a director of our company since May 2000. Mr. Sawyer is currently a Managing Director of Parthenon Capital, LLC. He was a founding member at Parthenon Capital as a Principal from 1998 to 2000. Prior to joining Parthenon Capital, Mr. Sawyer was a Principal at Parthenon Group from 1997 to 1998. Mr. Sawyer serves on the boards of directors of Atkins Nutritionals, Inc., Canongate Golf, LLC, Franco Apparel Group, Inc., Official Starter, LLC and Restaurant Technologies Inc.

         Christopher C. Behrens has served as a director of our company since December 1999. Mr. Behrens is currently a Partner of J.P. Morgan Partners,
LLC, the investment advisor of one of our principal shareholders, and was a Partner of its predecessor, Chase Capital Partners. Prior to being a Partner, he was a Principal of Chase Capital Partners from 1992 to 1999. Mr. Behrens serves on the boards of directors of Berry Plastics Corporation, Brand Services, Inc., Carrizo Oil & Gas Inc., as well as a number of private companies.

         Stephen V. McKenna has served as a director of our company since September 2000. Mr. McKenna is currently a Principal of J.P. Morgan Partners, LLC and was a Principal of its predecessor, Chase Capital Partners. Prior to joining Chase Capital Partners in 2000, Mr. McKenna worked in the Investment Banking Group of Morgan Stanley & Co., Incorporated from 1999 to 2000 and in the Mergers & Acquisitions Group of J.P. Morgan & Co. Incorporated from 1996 to 1999. Mr. McKenna serves on the board of directors of National Waterworks, Inc. as well as a number of private companies.

         Charles W. Santoro has served as a director of our company since May 2000. Mr. Santoro is a co-founder and Managing Partner of Sterling Investment Partners, L.P., one of our principal shareholders. Before founding Sterling Investment Partners in December 1999, Mr. Santoro was Vice Chairman, Investment Banking Division of Paine Webber Group Inc. from 1995 to May 2000. Prior to joining PaineWebber in 1995, Mr. Santoro was a Managing Director of Smith Barney Inc. in charge of the firm's Multi-Industry Group and New Business Development Group. Prior to that, Mr. Santoro was responsible for Smith Barney's cross-border investment banking activities in New York and London, where he sat on that firm's International Board of Directors. From May 1984 to April 1991, Mr. Santoro worked in the Mergers & Acquisitions Department of Morgan Stanley & Co., Inc., where he last served as Operations Officer of the European Mergers & Acquisitions Department at Morgan Stanley & Co., Incorporated. Mr. Santoro is Chairman of the Board of U.S. Maintenance, Inc., and also serves on the board of directors of Washington Inventory Services, Inc.

         Gideon Argov has served as a director of our company since August 2001. Mr. Argov is currently a Managing Director of Parthenon Capital. His responsibilities include working with several of Parthenon Capital's portfolio companies on strategy formulation and implementation, as well as finding and originating new investments. Prior to joining Parthenon Capital, Mr. Argov served as Chairman, President and CEO of Kollmorgen Corporation from 1991 to 2000. Mr. Argov serves on the boards of directors of Helix Technologies, Fundtech and TransTechnology Corporation.

There are currently two vacancies on our board of directors, which the members of the board of directors expect to fill in the near future.

COMMITTEES

         Our board of directors currently has two standing committees: the audit committee and the compensation committee. The audit committee has the authority to recommend the appointment of our independent auditors and review the results and scope of audits, internal accounting controls and tax and other accounting-related matters. The audit committee consists of Messrs. McKenna and Sawyer. Because we have no publicly traded equity securities, we have determined not to have an "audit committee financial expert" as defined in the SEC's rules on our audit committee. However, we believe that the members of our audit committee have the requisite financial and accounting experience and knowledge of us and our affairs to carry out their duties. We intend to appoint a new director to serve on our audit committee in the near future who will be an "audit committee financial expert". The compensation committee has the authority to approve salaries and bonuses and other compensation matters for our officers. In addition, the compensation committee has the authority to approve employee health and benefit plans. The compensation committee consists of Messrs. Argov, Santoro and Behrens. Mr. Santoro joined the compensation committee in the fourth quarter of 2003.

         We have adopted a Code of Ethics that applies to our principal executive officer, principal financial officer and controller or principal accounting officer, or any person performing similar functions, which is filed as an exhibit to this report with the SEC.


ITEM 11. EXECUTIVE COMPENSATION

         The following table sets forth information relating to the compensation awarded to, earned by or paid to our President, Chief Executive Officer and Chief Operating Officer, Michael J. Grebe, and each of our four other most highly compensated executive officers whose individual compensation exceeded $100,000 during fiscal 2003 for services rendered to us, to whom we collectively refer as our "named executive officers."



                                                                                    ANNUAL COMPENSATION
                                                           ------------------------------------------------------------------
                                                                                                                 OTHER ANNUAL
NAME                                                          YEAR            SALARY          BONUS (1)          COMPENSATION
----                                                          ----            ------          ---------          ------------
Michael J. Grebe.................................             2003          $364,202               --           $ 12,000
   President, Chief Executive Officer,                        2002          $342,807         $222,525           $ 60,000 (2)
   Chief Operating Officer, and Director

William E. Sanford...............................             2003          $326,920               --           $ 11,940
   Chief Financial Officer                                    2002          $308,923         $199,950           $ 58,000 (2)

William R. Pray..................................             2003          $493,440               --           $ 18,887
   Executive Vice President and Chief Merchant                2002          $472,320         $193,500           $ 18,887

Fred M. Bravo....................................             2003          $152,016               --           $ 34,400
   Vice President, Sales                                      2002          $139,615         $ 48,375           $ 20,600

Pamela L. Maxwell................................             2003          $151,616               --            $ 6,000
   Vice President, Marketing                                  2002          $150,096         $ 48,536            $ 4,500

(1) The 2003 bonus, to be calculated based upon targets established by the compensation committee, has not yet been determined but will be determined in the near future.

(2) Other annual compensation, including a relocation fee of $50,000 and a monthly car allowance of $1,000

OPTIONS GRANTS DURING FISCAL 2003

         We granted the following stock option awards to our named executive officers in 2003. We have never issued any stock appreciation rights.

                                                  PERCENTAGE OF
                                                  TOTAL OPTIONS
                          NUMBER OF SECURITIES     GRANTED TO                                     PRESENT VALUE
                           UNDERLYING OPTIONS       EMPLOYEES     EXERCISE PRICE   EXPIRATION       OF GRANT AT
NAME                           GRANTED (1)           IN 2003       (PER SHARE)        DATE       GRANT DATE ($)(2)
----                           -----------           -------       -----------        ----       -----------------
Michael J. Grebe                    --                 --                --            --                --
William E. Sanford                  --                 --                --            --                --
William R. Pray                     --                 --                --            --                --
Fred M. Bravo                     1,208              1.81%             $0.50         1/1/11           $109.00
Pamela L. Maxwell                 1,208              1.81%              0.50         1/1/11            109.00

(1) Options to purchase an aggregate of 2,416 shares of Common Stock were granted to our named executive officers during 2003. These options were granted at an exercise price equal to the fair market value of the shares on the date of grant. As such, at the grant date 40% were immediately vested.

(2) The present value of stock option grants is determined using the Black-Scholes option-pricing model with the following assumptions:


                      Expected Life                        5 years

                      Risk-free interest rate                4.02%

                      Volatility                             0.0%

                      Dividend yield                         0.0%


AGGREGATED OPTION EXERCISES IN FISCAL 2003 AND YEAR-END OPTION VALUES

         None of our named executive officers exercised any of their options during fiscal 2003. The following table sets forth exercisable and unexercisable stock options held by each of our named executive officers as of December 26, 2003, at which time none of these stock options were in the money.


                                                    NUMBER OF SECURITIES
                                            UNDERLYING UNEXERCISED OPTIONS AS OF
                                                      DECEMBER 26, 2003
                                                      -----------------
NAME                                            EXERCISABLE       UNEXERCISABLE
----                                            -----------       -------------
Michael J. Grebe........................             44,730              29,820
William E. Sanford......................             30,753              20,502
William R. Pray.........................                 --                  --
Pamela L. Maxwell.......................                483                 725
Fred M. Bravo...........................                483                 725

2000 STOCK AWARD PLAN

         Under our 2000 Stock Award Plan, or the Stock Award Plan, our compensation committee may award a total of 525,000 shares of our common stock in the form of incentive stock options (which may be awarded to key employees only), nonqualified stock options, stock appreciation rights, or SARs, and restricted stock awards, all of which may be awarded to our directors, officers, key employees and consultants. Shares subject to any unexercised options granted under the Stock Award Plan, which have expired or terminated, become available for issuance again under the Stock Award Plan. During any one-year period during the term of the Stock Award Plan, no participant may be granted options which in the aggregate exceed 225,000 shares of common stock authorized for issuance pursuant to the Stock Award Plan. The exercise price per share for an incentive stock option may not be less than 100% of the fair market value of a share of our common stock on the grant date. The exercise price per share for an incentive stock option granted to a person owning stock possessing more than 10% of the total combined voting power of all classes of our stock may not be less than 110% of the fair market value of a share of our common stock on the grant date, and may not be exercisable after the expiration of five years from the date of grant. SARs may be granted either in tandem with another award or freestanding and unrelated to another award. A SAR entitles the participant to receive an amount equal to the excess of the fair market value of a share of our common stock on the date of exercise of the SAR over the SAR's grant price. Our compensation committee will determine in its sole discretion whether a SAR is settled in cash, shares or a combination of cash and shares. Our compensation committee has full discretion to administer and interpret the Stock Award Plan, to adopt such rules, regulations and procedures as it deems necessary or advisable, and to determine the persons eligible to receive awards, the time or times at which the awards may be exercised, and whether and under what circumstances an award may be exercised.

EQUITY COMPENSATION PLAN INFORMATION AT DECEMBER 26, 2003

         The following table sets forth information as of December 26, 2003 regarding compensation plans under which the Company's equity securities are authorized for issuance.

-----------------------------------------------------------------------------------------------------------------
                                       (a)                        (b)                          (c)
-----------------------------------------------------------------------------------------------------------------
                                                                                 Number of securities remaining
                                                                                  available for future issuance
                             Number of securities to       Weighted-average         under equity compensation
                             be issued upon exercise      exercise price of        plans (excluding securities
Plan Category                 of outstanding options   outstanding options ($)       reflected in column (a)
-----------------------------------------------------------------------------------------------------------------
Equity compensation plans
approved by security
holders                              187,532                     6.17                        272,278
-----------------------------------------------------------------------------------------------------------------

Equity compensation plans
not approved by security
holders                                 --                         --                             --
-----------------------------------------------------------------------------------------------------------------

Total                                187,532                     6.17                        272,278
-----------------------------------------------------------------------------------------------------------------

(1) 65,190 shares of restricted common stock have been issued and are outstanding under the 2000 Stock Award Plan in addition to the options issued.

EMPLOYMENT AGREEMENTS AND OTHER COMPENSATION

         MICHAEL J. GREBE. The term of Mr. Grebe's employment agreement is from May 16, 2000 to December 31, 2003, subject to automatic one-year extensions unless we or Mr. Grebe give at least 60 days' prior written notice of non-extension. Such agreement was extended automatically on December 31, 2003 in accordance with the terms of the agreement. The agreement provides that we will pay Mr. Grebe a base salary of $240,000, subject to an annual cost of living increase of at least 5%. He is eligible to receive an annual cash bonus based upon the achievement of an annual EBITDA target established by our board of directors, with a target bonus potentially equal to 100% of his base salary.

         The agreement may be terminated by us for "cause." Upon termination of Mr. Grebe's employment for cause, we will pay his accrued and unpaid base salary and benefits (as defined in his employment agreement) through the date of termination. If Mr. Grebe's employment terminates due to disability or death, he or his estate will be entitled to receive (i) any accrued and unpaid base salary and benefits, (ii) continuation of his base salary for a period of two years from the date of termination and (iii) a pro rata bonus for the calendar year in which termination occurs. If his employment is terminated by us without "cause," or by Mr. Grebe for either "good reason" or for any reason in the 30-day period commencing on the first anniversary of a "change in control," he will be entitled to receive (i) any accrued and unpaid base salary and benefits, (ii) continuation of his base salary for a period of two years from the date of termination and (iii) a pro rata bonus. If Mr. Grebe terminates his employment during the 30-day period commencing on the first anniversary of a change in control, he may elect to receive, in lieu of the continuation of his base salary for a period of two years from the date of termination, a single lump sum payment equal to 90% of the value of this continued base salary, payable within 30 days of the termination of his employment. The termination of Mr. Grebe's employment at the end of the initial term or any successive one-year renewal period on account of us giving notice to Mr. Grebe of our desire not to extend the term of his employment is treated as a termination without cause. Mr. Grebe is required to provide us 30 days' advance written notice in the event he terminates his employment other than for good reason.

         All severance payments are conditioned upon and subject to Mr. Grebe's execution of a general waiver and release. Mr. Grebe is subject to a non-compete agreement during his employment and for the period ending on the later of the expiration of one year following the termination of his employment and the last date on which he is entitled to receive a salary continuation payment. Mr. Grebe is subject to a confidentiality agreement during and after his employment with us.

         As a condition of his employment, Mr. Grebe agreed to buy 115,038 shares of common stock and 56,165 shares of our preferred stock, for an aggregate purchase price of $599,996, paid by delivery of a promissory note to us on May 16, 2000. The promissory note is payable on the earlier of (i) 90 days following a termination of Mr. Grebe's employment by reason of death, disability, by Mr. Grebe for "good reason," or by us without "cause," (ii) immediately upon the termination of Mr. Grebe's employment for any other reason,
(iii) upon the sale of the securities purchased in connection with the promissory note or (iv) May 16, 2005. The promissory note, which is secured by the securities purchased with the proceeds of such note, bears interest at a rate equal to the rate payable by us under our former credit facility, as adjusted quarterly, and not to exceed 8%. The note can be prepaid at any time without penalty, and remains outstanding to date.

         Pursuant to our Shareholders' Agreement, with respect to any shares of our common or preferred stock held by Mr. Grebe, upon termination of his employment with us, certain call or put options may be exercised. We may repurchase (or call) all the shares of common or preferred stock then held by Mr. Grebe within 30 days of his termination. If Mr. Grebe's employment is terminated for "cause," or if he terminates his employment without "good reason," he will receive a call price amount equal to the lesser of the original per share price paid by Mr. Grebe, or the then fair market value of the shares. If Mr. Grebe terminates his employment with us for "good reason," then the call price amount will be equal to the greater of the original per share price paid by him, or the then fair market value of the shares. If Mr. Grebe's employment with us is terminated for any other reason, the call price amount will be equal to the then fair market value of the shares. In addition, if Mr. Grebe's employment is terminated by us without "cause" or as a result of his death or disability, and we do not exercise our call option within 30 days of his termination, Mr. Grebe (or his estate) may require us to purchase all the shares of common or preferred stock then held by him at their then fair market value. Finally, if Mr. Grebe voluntarily terminates his employment with us for "good reason," and we do not exercise our call option within 30 days of his termination, he may require us to purchase all shares of common or preferred stock then held by him at the greater of the original per share price paid by Mr. Grebe, or such shares' then fair market value.

         Mr. Grebe's employment agreement provides that we shall, subject to our obligations and the covenants set forth in the terms of our outstanding indebtedness, including any credit facility, make loans available to him in an amount not to exceed an additional $599,996 upon his election pursuant to our Shareholders' Agreement to exercise certain preemptive rights with respect to new issuances of securities by us. See "Certain Relationships and Related Transactions-Amended and Restated Shareholders' Agreement" for a discussion of the terms of our Shareholders' Agreement.

         In addition, on May 16, 2000, we granted Mr. Grebe options to purchase 74,550 shares of our common stock under our Stock Award Plan. The options had exercise prices of $1.67 per share for 24,852 shares, $5 per share for 24,849 shares and $20.33 per share for 24,849 shares. The options become exercisable as to 20% of the underlying shares on each of May 16, 2001, May 16, 2002, May 16, 2003, May 16, 2004 and May 16, 2005. The options become fully exercisable upon a "change in control."

         WILLIAM E. SANFORD. The term of Mr. Sanford's employment agreement is from May 16, 2000 to December 31, 2003, subject to automatic one-year extensions, unless we or Mr. Sanford give at least 60 days' prior written notice of non-extension. Such agreement was extended automatically on December 31, 2003 in accordance with the terms of the agreement. The agreement provides that we will pay Mr. Sanford a base salary of $235,000, subject to an annual cost of living increase of at least 5%. He is eligible to receive an annual cash bonus based upon the achievement of an annual EBITDA target established by our board of directors, with a target bonus potential equal to 100% of his base salary.

         The agreement may be terminated by us for "cause." Upon termination of Mr. Sanford's employment for cause, we will pay his accrued and unpaid base salary and benefits (as defined in his employment agreement) through the date of termination. If Mr. Sanford's employment terminates due to disability or death, he or his estate will be entitled to receive (i) any accrued and unpaid base salary and benefits, (ii) continuation of his base salary for a period of two years from the date of termination and (iii) a pro rata bonus for the calendar year in which termination occurs. If his employment is terminated by us without "cause," or by Mr. Sanford either for "good reason" or for any reason in the 30-day period commencing on the first anniversary of a "change in control," he will be entitled to receive (i) any accrued and unpaid base salary and benefits,
(ii) continuation of his base salary for a period of two years from the date of termination and (iii) a pro rata bonus. If Mr. Sanford terminates his employment during the 30-day period commencing on the first anniversary of a change in control, he may elect to receive, in lieu of continuation of his base salary for a period of two years from the date of termination, a single lump sum payment equal to 90% of the value of this continued base salary, payable within 30 days of the termination of his employment. The termination of his employment at the end of the initial term or any successive one-year renewal period on account of us giving notice to Mr. Sanford of our desire not to extend the term of his employment is treated as a termination without cause. Mr. Sanford must provide us 30 days' advance written notice in the event he terminates his employment other than for good reason.

         All severance payments are conditioned upon and subject to Mr. Sanford's execution of a general waiver and release. Mr. Sanford is subject to a non-compete agreement during his employment and, for the period ending on the later of the expiration of one year following the termination of his employment and the last date on which he is entitled to receive a salary continuation payment. Mr. Sanford is subject to a confidentiality agreement during and after his employment with us.

         As a condition of his employment, Mr. Sanford agreed to buy 81,204 shares of common stock and 57,293 shares of our preferred stock, for an aggregate purchase price of $599,998, paid by delivery of a promissory note to us on May 16, 2000. The promissory note is payable on the earlier of (i) 90 days following a termination of Mr. Sanford's employment by reason of death, disability, by Mr. Sanford for "good reason," or by us without "cause," (ii) immediately upon the termination of Mr. Sanford's employment for any other reason, (iii) upon the sale of the securities purchased in connection with the promissory note or (iv) May 16, 2005. The promissory note, which is secured by the securities purchased with the proceeds of such note, bears interest at a rate equal to the rate payable by us under our former credit facility, as adjusted quarterly, and not to exceed 8%. The note can be prepaid at any time without penalty, and remains outstanding to date.

         Pursuant to our Shareholders' Agreement, with respect to any shares of our common or preferred stock held by Mr. Sanford, upon termination of his employment with us, certain call or put options may be exercised. We may repurchase (or call) all the shares of common or preferred stock then held by Mr. Sanford within 30 days of his termination. If Mr. Sanford's employment is terminated for "cause," or if he terminates his employment with us without "good reason," he will receive a call price amount equal to the lesser of the original per share price paid by Mr. Sanford, or the then fair market value of the shares. If Mr. Sanford terminates his employment with us for "good reason," then the call price amount will be equal to the greater of the original per share price paid by him, or the then fair market value of the shares. If Mr. Sanford's employment with us is terminated for any other reason, the call price amount will be equal to the then fair market value of the shares. In addition, if Mr. Sanford's employment is terminated by us without "cause" or as a result of his death or disability, and we do not exercise our call option within 30 days of his termination, Mr. Sanford (or his estate) may require us to purchase all the shares of common or preferred stock then held by him at their then fair market value. Finally, if Mr. Sanford voluntarily terminates his employment with us for "good reason," and we do not exercise our call option within 30 days of his termination, he may require us to purchase all shares of common or preferred stock then held by him at the greater of the original per share price paid by Mr. Sanford, or such shares' then fair market value. These call and put options will terminate when any of the following events first occur: (i) the consummation of a public offering of our stock, or (ii) the consummation of any sale of a majority of our stock, a merger, consolidation or reorganization, or a sale of all or substantially all of our assets, which results in a change of control.

         Mr. Sanford's employment agreement also provides that we shall, subject to our obligations and the covenants set forth in the terms of our outstanding indebtedness, including any credit facility, make loans available to him in an amount not to exceed an additional $599,996, upon his election pursuant to our Shareholders' Agreement to exercise certain pre-emptive rights over new issuances of securities by us. See "Certain Relationships and Related Transactions-Amended and Restated Shareholders' Agreement" for a discussion of the terms of our Shareholders' Agreement.

         In addition, on May 16, 2000, we granted Mr. Sanford options to purchase 51,255 shares of our common stock under our Stock Award Plan. The options had exercise prices of $1.67 per share for 17,085 shares, $5 per share for 17,085 shares and $20.33 per share for 17,085 shares. The options become exercisable as to 20% of the underlying shares on each of May 16, 2001, May 16, 2002, May 16, 2003, May 16, 2004 and May 16, 2005. The options become fully exercisable upon a change in control.

         WILLIAM R. PRAY. The term of Mr. Pray's employment agreement is for five years from September 29, 2000, subject to automatic one-year extensions, unless we or Mr. Pray give at least 13 months' prior written notice of non-extension. The agreement provides that we will pay Mr. Pray a base salary of $450,000, subject to an annual cost of living increase of at least 4%. He is eligible to receive an annual cash bonus of up to $300,000 per year, 50% of which is based upon earning targets established by our board of directors and 50% of which is based upon the discretion of our board of directors.

         If the agreement is terminated by us for "cause" or by Mr. Pray for other than "good reason," he will be paid any accrued and unpaid base salary and benefits through the date of termination. If Mr. Pray's employment terminates due to his death, his estate will receive his unpaid base salary through the month in which his death occurred. If his employment terminates due to his disability, we will pay Mr. Pray any unpaid base salary through the later of (i) the month in which the termination occurred or (ii) the date upon which he commences receiving payments of disability benefits under the disability benefit programs maintained us and a pro rata bonus. In addition, we will continue to provide to him, for a year following his termination due to disability, certain benefits under his employment agreement. If his employment is terminated by us without "cause," or by Mr. Pray for "good reason," he will receive (i) his base salary, for a period equal to the greater of the remainder of the term of his employment or one year and (ii) the product of the average of the bonus compensation paid to him with respect to the three years preceding the year in which he terminates his employment for a good reason, whether or not such years are part of the term of his employment under the employment agreement, multiplied by the greater of the number of years remaining in the term of the employment agreement, and one year, all reduced to present value. In addition, if the receipt of the lump sum pursuant to the foregoing sentence would cause him to pay federal income tax for the year of receipt at a higher marginal rate than he would have paid for such year had his employment not been terminated, or the original marginal rate, he will receive an additional amount such that the amount retained by him after the payment of federal income taxes on such lump sum will be the same as if this lump sum had been taxed at the original marginal rate.

         Mr. Pray is subject to a non-compete agreement during his employment and for a period ending 24 months following the date of his termination. He is subject to a confidentiality agreement during and after his employment with us.

         We have also entered into a deferred compensation agreement with Mr. Pray, which provides for deferred compensation in an amount equal to $1,707,708, vesting over a two-year period ending on September 1, 2002 and payable upon a termination of employment.

         Mr. Pray executed and delivered a promissory note in favor of us on September 29, 2001 in the amount of $1,707,708, which is secured by the securities purchased in connection with such note. The note becomes due and payable on the earlier of a termination of employment for any reason, or September 29, 2010, and bears interest at a rate compounded semi-annually equal to the Applicable Federal Rate of Interest under the Internal Revenue Code as of the date the note was issued. The note may be prepaid at any time without penalty. On September 27, 2002, this note was satisfied through a reduction in the deferred compensation liability.

         On September 29, 2000, Mr. Pray was granted a restricted stock award consisting of 102,168 shares of our common stock, which became nonforfeitable on September 29, 2001, except if we terminate Mr. Pray's employment for "cause." Upon termination of Mr. Pray's employment by us for any reason other than "cause," or by Mr. Pray for "good reason," we have the right but not the obligation to call all or a portion of the shares of restricted stock for their then fair market value (the Call Option) by giving Mr. Pray 30 days' written notice of our intent to exercise the Call Option. Any shares of restricted stock not purchased upon exercise of the call option may be called by us at a later date. We will purchase that number of shares of the restricted stock subject to the Call Option within 20 days of the date on which their fair market value is established. If Mr. Pray's employment with us is terminated (i) by us for any reason other than for "cause" or (ii) by Mr. Pray for "good reason," Mr. Pray will sell and we will purchase all of his restricted stock at its then fair market value (the Required Purchase) within

30 days of his termination date. We may pay the purchase price in connection with our exercise of the Call Option or with the Required Purchase in cash, or if full or partial payment of the purchase price is prohibited by any of our equity or debt financing instruments, we may either (1) delay full or partial payment until the prohibitions lapse, provided interest accrues on the purchase price at the then prevailing prime interest rate as announced by Fleet National Bank, up to 8% per annum (the Deferred Interest Rate) or (2) pay any unpaid purchase price in the form of a promissory note bearing interest at the Deferred Interest Rate. The Call Option and Required Purchase will terminate when any of the following events first occur: (i) the consummation of a public offering of our stock or (ii) the consummation of any sale of a majority of our stock, a merger, consolidation or reorganization, or a sale of all or substantially all of our assets, which results in a change of control.

         PAMELA L. MAXWELL. On January 31, 2003, we granted Ms. Maxwell options to purchase 1,208 shares of our common stock and a restricted stock award consisting of 9,024 shares of our common stock, both under the Stock Award Plan. The options have an exercise price of $0.50 per share. The options are exercisable as to 40% of the underlying shares as of the date of grant, and 20% of the remaining shares underlying the option will become exercisable on each of January 1, 2004, January 1, 2005 and January 1, 2006. The options become fully exercisable upon a change in control. The restricted stock award is 40% vested as of the grant date with 20% of the remaining shares of restricted stock vesting on each of January 1, 2004, January 1, 2005 and January 1, 2006. Prior to a public offering of our stock, if Ms. Maxwell's employment with us terminates for any reason, we have the right, but not the obligation, to purchase any or all vested shares of restricted stock, and/or any shares acquired upon the exercise of options, then held by Ms. Maxwell at their then fair market value. If, however, Ms. Maxwell's employment with us is terminated for "cause," the call price of the stock will be $0.01 per share.

         FRED M. BRAVO. On January 31, 2003, we granted Mr. Bravo options to purchase 1,208 shares of our common stock and a restricted stock award consisting of 9,024 shares of our common stock, both under the Stock Award Plan. The options have an exercise price of $0.50 per share. The options are exercisable as to 40% of the underlying shares as of the date of grant, and 20% of the remaining shares underlying the option will become exercisable on each of January 1, 2004, January 1, 2005 and January 1, 2006. The options become fully exercisable upon a change in control. The restricted stock award is 40% vested as of the grant date with 20% of the remaining shares of restricted stock vesting on each of January 1, 2004, January 1, 2005 and January 1, 2006. Prior to a public offering of our stock, if Mr. Bravo's employment with us terminates for any reason, we have the right, but not the obligation, to purchase any or all vested shares of restricted stock then held by Mr. Bravo, and/or any shares acquired upon the exercise of options, at their then fair market value. If, however, Mr. Bravo's employment with us is terminated for "cause," the call price of the stock will be $0.01 per share.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         The following table sets forth the number and percentage of our outstanding shares of common and preferred stock beneficially owned by (1) our named executive officers and each of our directors individually, (2) all executive officers and directors as a group and (3) certain principal shareholders who are known to us to be the beneficial owner of more than five percent of our common stock as of March 1, 2004:

                                                   COMMON STOCK                  PREFERRED STOCK(2)
                                                   ------------                  ------------------
NAME AND ADDRESS(1)                           SHARES        PERCENTAGE         SHARES      PERCENTAGE
-------------------                         ---------       ----------       ---------     ----------
Parthenon Partnerships(3)(4).........       2,816,481            51.4%       6,118,646         25.9%
J.P. Morgan Partners (23A SBIC),
  L.P.(5)..........................         1,156,101            21.4        5,420,474         23.0
JPMorgan Chase Bank, as Trustee for
  First Plaza Group Trust(6).........         781,014            14.5        3,721,805         15.8
Sterling Investment Partners, L.P.(7)         277,668             5.1        1,290,225          5.5
William S. Green.....................         270,570             5.0          290,981          1.2
Michael J. Grebe(8)..................         159,768             2.9           56,165            *
William E. Sanford(9)................         111,957             2.1           57,293            *
William R. Pray......................         131,829             2.4          169,487            *
Pamela L. Maxwell(10)................           6,139               *               --           --
Fred Bravo(10).......................           6,139               *               --           --
Ernest K. Jacquet(3)(4)..............       2,816,481            51.4        6,118,646         25.9
John C. Rutherford(3)(4).............       2,816,481            51.4        6,118,646         25.9
Drew T. Sawyer(3)(11)................              --              --               --           --
Christopher C. Behrens(12)...........       1,156,101            21.4        5,420,474         23.0
Stephen V. McKenna(13)...............              --              --               --           --
Charles W. Santoro(14)...............         277,668             5.1        1,290,225          5.5
Gideon Argov(3)(12)..................              --              --               --           --
All executive officers and directors
  as a group (13 persons)............       4,942,792            90.2%      13,403,271         56.8%

----------------------
*    Indicates less than 1% ownership.

(1)  Unless otherwise noted, the business address is Interline Brands, Inc., 801
     W. Bay Street, Jacksonville, Florida 32204.

(2) Our senior preferred stock is non-convertible and non-voting, accrues cumulative dividends at an annual rate of 14% and has preferential rights over all other classes of stock in the event of a liquidation and with respect to certain distributions.

(3) Parthenon Capital, LLC is the investment advisor to the following Parthenon partnerships: Parthenon Investors, L.P., PCIP Investors, J&R Founders Fund and Parthenon Investors II, L.P. Their business address is 200 State Street, Boston, Massachusetts 02109.

(4) Includes common stock and preferred stock beneficially owned by Parthenon Investors, L.P., PCIP Investors, J&R Founders Fund and Parthenon Investors II, L.P. The Co-CEO's of Parthenon Capital, Mr. Jacquet and Mr. Rutherford, each have beneficial ownership of (i) 1,058,859 shares of common stock and 4,910,622 shares of preferred stock held by Parthenon Investors, L.P. through their indirect control of Parthenon Investment Advisors, LLC, the general partner of Parthenon Investors,

     L.P., (ii) 44,420 shares of common stock and 212,451 shares of preferred stock held by PCIP Investors, a general partnership of which they have control as general partners, (iii) 5,351 shares of common stock and 30,456 shares of preferred stock held by J&R Founders Fund, a general partnership of which they have control as general partners and (iv) 169,652 shares of common stock and 965,117 shares of preferred stock held by Parthenon Investors II, L.P., through their indirect control of PCap Partners II LLC, the general partner of Parthenon Investors II, L.P. Under certain circumstances, Parthenon Investors, L.P. has shared voting power over an aggregate of 1,538,599 shares of common stock held by William S. Green, Michael J. Grebe, William E. Sanford, William R. Pray, JMH Partners Corp., BancBoston Capital Inc., Svoboda QP, L.P., Private Equity Portfolio Fund II, Mellon Ventures II, L.P., Svoboda, L.P., National City Equity Partners and Great Lakes Capital Investments II, LLC pursuant to the Amended and Restated Shareholders' Agreement, dated as of September 29, 2000, as amended, by and among our company and the parties thereto. See "Certain Relationships and Related Transactions-Amended and Restated Shareholders' Agreement."

(5) The general partner of JPMP (23A SBIC) is J.P. Morgan Partners (23A SBIC Manager), Inc., or JPMP (23A SBIC Manager), a wholly owned subsidiary of J.P. Morgan Chase Bank, or JPM Chase Bank, a wholly-owned subsidiary of J.P. Morgan Chase & Co., or JPM Chase, a publicly traded company. Each of JPMP (23A SBIC Manager), JPM Chase Bank and JPM Chase may be deemed beneficial owners of the shares held by JPMP (23A SBIC), however, the foregoing shall not be construed as an admission that any of JPMP (23A SBIC Manager), JPM Chase Bank or JPM Chase is the beneficial owner of the shares held by JPMP (23A SBIC).

(6) The trust is a pension trust formed pursuant to the laws of the State of New York for the benefit of certain employee benefit plans of General Motors Corporation, or GM, its subsidiaries and unrelated employers. These shares may be deemed to be owned beneficially by General Motors Investment Management Corporation, or GMIMCo, a wholly-owned subsidiary of GM. GMIMCo is registered as an investment adviser under the Investment Advisers Act of 1940. GMIMCo's principal business is providing investment advice and investment management services with respect to the assets of certain employee benefit plans of GM, its subsidiaries and unrelated employers, and with respect to the assets of certain direct and indirect subsidiaries of GM and associated entities. GMIMCo is serving as investment manager with respect to these shares and in that capacity it has the sole power to direct the trustee as to the voting and disposition of these shares. Because of the trustee's limited role, beneficial ownership of the shares by the trustee is disclaimed. The address of GMIMCo is 767 Fifth Avenue, New York, New York 10153.

(7) The business address is 276 Post Road West, Westport, Connecticut 06880. Mr. Santoro is a managing member of Sterling Investment Partners Management, LLC, the general partner of Sterling Investment Partners, L.P., and disclaims beneficial ownership other than his membership interest.

(8) Includes 44,730 shares of common stock issuable pursuant to stock options exercisable within 60 days of March 1, 2004.

(9) Includes 30,753 shares of common stock issuable pursuant to stock options exercisable within 60 days of March 1, 2004.

(10) Includes 725 shares of common stock issuable pursuant to stock options exercisable within 60 days of March 1, 2004.

(11) Mr. Sawyer is a partner of PCIP Investors and a member of PCap Partners II, LLC, the general partner of Parthenon Investors II, L.P., but has no beneficial ownership of our shares as a result.

(12) Reflects the shares owned by JPMP (23A SBIC) due to his status as an executive officer of JPMP (23A SBIC Manager), the managing member of JPMP (23A SBIC), a wholly owned subsidiary of JPM Chase Bank, a wholly owned subsidiary of JPM Chase. Mr. Behrens disclaims beneficial ownership and the foregoing shall not be construed as an admission that Mr. Behrens is the beneficial owner of the shares held by JPMP (23A SBIC). The address of Mr. Behrens and JPMP (23A SBIC Manager) is c/o J.P. Morgan Partners, LLC, 1221 Avenue of the Americas, New York, New York 10020.

(13) Mr. McKenna is a Principal at J. P. Morgan Partners, LLC, and a limited partner of JPMP Master Fund Manager, L.P. ("JPMP MFM"), an entity which has a carried interest in investments of JPMP (23A SBIC). While Mr. McKenna does not have beneficial ownership of these shares held by JPMP (23A SBIC) under Section 13(d) of the Securities Exchange Act of 1934, as amended, and the rules and regulations of the Securities and Exchange Commission thereunder because he does not have the ability to control the voting or investment power of JPMP (23A SBIC Manager), he does have an indirect pecuniary interest in the shares of the Company held by JPMP (23A SBIC) as a result of his status as a limited partner of JPMP MFM. Mr. McKenna disclaims beneficial ownership of these shares. The actual pecuniary interest which may be attributable to Mr. McKenna is not readily determinable because it is subject to several variables, including without limitation, JPMP (23A SBIC)'s internal rate of return and vesting. Mr. McKenna's address is c/o J. P. Morgan Partners, LLC, 1221 Avenue of the Americas, New York, New York 10020.

(14) Mr. Argov is a partner of PCIP Investors and a member of PCap Partners II, LLC, the general partner of Parthenon Investors II, L.P., but has no beneficial ownership of our shares as a result.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

AMENDED AND RESTATED SHAREHOLDERS' AGREEMENT

         Pursuant to an Amended and Restated Shareholders' Agreement, dated as of September 29, 2000, and as amended on March 16, 2004, certain of our principal shareholders, including affiliates of Parthenon Capital, J.P. Morgan Partners, L.P., JPMorgan Chase Bank, as trustee for First Plaza Group Trust (a GM Pension Fund), and Sterling Investment Partners, and certain members of our management, including Messrs. Grebe, Green, Sanford and Pray, have rights to nominate members of our board of directors and/or observer rights with respect to meetings of our board of directors, are subject to certain transfer restrictions and have certain first offer, tag-along, drag-along, preemptive and registration rights with respect to their shares of our common stock and preferred stock. Under the provisions of the Shareholders' Agreement, all of the shareholder parties agree to elect as members of our board of directors:

         o up to three individuals designated by affiliates of Parthenon Capital, depending on the number of shares of our common stock held in the aggregate by affiliates of Parthenon Capital and a few of our smaller shareholders, collectively referred to as the Parthenon Investors,

         o        up to two individuals designated by an affiliate of J.P.
                  Morgan Partners, depending on the number of shares of our common stock held by such affiliate of J.P. Morgan Partners,

         o up to one individual designated by an affiliate of Sterling Investment Partners, depending on the number of shares of our common stock held by such affiliate of Sterling Investment Partners,

         o Mr. Grebe, for so long as he serves as one of our executive officers,

         o two additional individuals to be elected by an affirmative vote of at least a majority of the then-serving members of the board of directors (currently vacant).

         Pursuant to these provisions, Messrs. Jacquet, Sawyer and Argov are Parthenon Capital designees on our board, Messrs. Behrens and McKenna are J.P. Morgan Partners designees on our board and Mr. Santoro is the Sterling Investment Partners designee on our board. In addition, a number of our other smaller shareholders have observer rights with respect to meetings of our board.

         Pursuant to our Shareholders' Agreement, under certain circumstances, Parthenon Investors, L.P., one of our principal shareholders and an affiliate of Parthenon Capital, has the right to direct the voting of and a proxy to vote all shares of our common stock and preferred stock held by a number of our other shareholders, including the following shareholders and members of our management: Messrs. Grebe, Green, Sanford and Pray. The shareholders party to the agreement also agree that board approval of certain extraordinary corporate transactions and other transactions outside the ordinary course of business require the prior consent of the holders of at least 60% of our outstanding shares of common stock. Finally, we and Messrs. Grebe, Sanford and Pray have certain put and call options over our shares of common and preferred stock held by such individuals in the event of the termination of their employment with us under certain circumstances. For more information regarding the put and call options, see "Management-Employment Agreements and Other Compensation."

MANAGEMENT LOANS

         In connection with the Going-Private Transaction and the Barnett Acquisition, we received shareholder promissory notes from each of Messrs. Grebe, Sanford and Pray. With respect to the promissory notes executed and delivered to us by Messrs. Grebe and Sanford on May 16, 2002, the aggregate principal amount of these loans was $1,119,994, the proceeds of which were used to purchase, in the aggregate, 196,242 shares of common stock and 113,458 shares of preferred stock. To date, the notes remain outstanding. For information regarding the interest rate and repayment terms of these notes see our discussion of Messrs. Grebe and Sanford under "Management-Employment Agreements and Other Compensation."

         On July 15, 2002, each of Mr. Grebe and Mr. Sanford issued a promissory note in our favor in the principal amount of $150,000, each of which remains outstanding to date. The cash loaned by us was used by Mr. Grebe and Mr. Sanford to assist in their relocation. Each note becomes due and payable on July 15, 2005 and bears interest annually at the greater of the LIBOR rate or 5%. Each note may be prepaid at any time without penalty.

PARTHENON CAPITAL MANAGEMENT AGREEMENT

         In May 2000, we entered into an advisory agreement with Parthenon Capital under which Parthenon Capital provides various advisory services to us in exchange for an annual advisory fee of $250,000. We have also agreed to reimburse Parthenon Capital for its out-of-pocket expenses in connection with these services in an aggregate amount of up to $25,000 per year. The management agreement, as amended, terminates in September 2005.

LEASES WITH WILLIAM S. GREEN

         We entered into a lease agreement and a lease rider agreement with Mr. Green on March 1, 1994 and March 7, 1995, respectively, under the terms of which we lease approximately 12,500 square feet of office space at 303 Harper Road, Moorestown, New Jersey from Mr. Green. The lease, which terminates April 30, 2004. The annual rent from April 1, 1994 to March 31, 1995 was $168,358 and the annual rent for the period from April 1, 1995 to April 30, 2004 is $137,500.

J.P. MORGAN SECURITIES INC.

         An affiliate of J.P. Morgan Securities Inc. beneficially owns approximately 21.5% of our outstanding shares of common stock. J.P. Morgan Securities Inc., acted as one of the initial purchasers of our 11.5% notes. This affiliate of J.P. Morgan Securities Inc., J.P. Morgan Partners (23A SBIC),
L.P., has the right pursuant to our Shareholders' Agreement to designate two of our directors, and has designated Christopher C. Behrens and Stephen V. McKenna, respectively, of J.P. Morgan Partners, to hold these positions. In addition, J.P. Morgan Securities Inc. acts as a joint lead arranger and joint bookrunner under our credit facility and J.P. Morgan Securities Inc. Chase Bank, an affiliate of J.P. Morgan Securities Inc., is a lender and agent under our credit facility and receives customary fees and commissions relating thereto.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

         The following is a summary of the fees billed to us by Deloitte & Touche LLP for professional services rendered for the fiscal years ended December 26, 2003 and December 27, 2002:

         FEE CATEGORY                   FISCAL 2003 FEES        FISCAL 2002 FEES
         ------------                   ----------------        ----------------

         Audit Fees.................    $          589.9        $          372.7

         Audit-Related Fees.........                58.2                    22.6

         Tax Fees...................                 6.9                     6.5

                                        ----------------        ----------------
         Total Fees.................    $          655.0        $          401.8
                                        ================        ================


         AUDIT FEES. Consists of fees billed for professional services rendered for the audit of our consolidated financial statements and review of interim condensed consolidated financial statements including quarterly reports. Such fees also include fees associated with comfort letters and consents in connection with the Refinancing Transactions completed in 2003.

         AUDIT-RELATED FEES. Consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our condensed consolidated financial statements and are not reported under "Audit Fees". These services include employee benefit plan audits and accounting consultations in connection with acquisitions and investments.

         TAX FEES. Consists of fees for tax services including tax compliance, planning and advice.

         Our audit committee pre-approves and is responsible for the engagement of all services provided by our independent auditors.


PART IV

ITEM 15. EXHIBITS AND REPORTS ON FORM 8-K

         (a) Documents filed as part of the report.
             (1)  Consolidated Financial Statements

                  Independent Auditors' Report
                  Consolidated Balance Sheets
                  Consolidated Statements of Operations
                  Consolidated Statements of Stockholders' Equity (Deficiency) Consolidated Statements of Cash Flows
                  Notes to Consolidated Financial Statements

             (2)  Exhibits

EXHIBIT
NUMBER             DESCRIPTION
--------           -----------
  3.1**        Certificate of Incorporation of Interline Brands, Inc.

  3.2**        Amended and Restated By-Laws of Interline Brands, Inc.

  4.1**        Indenture, dated as of May 23, 2003, among Interline Brands, Inc., the Subsidiary
               Guarantors thereto and The Bank of New York, as Trustee.

  4.2**        Form of Exchange Security or Private Exchange.

  4.3**        Registration Rights Agreement, dated as of May 23, 2003, among Interline Brands,
               Inc., Credit Suisse First Boston LLC, J.P. Morgan Securities Inc., Wachovia
               Securities Inc. and BNY Capital Markets, Inc.

  9.1**        Amended and Restated Shareholders Agreement, dated as of September 29, 2000, among the Company and certain of its shareholders.

  10.1**       Credit Agreement, dated as of May 29, 2003, among Interline Brands, Inc., the Lender
               Parties thereto, Credit Suisse First Boston, as Administrative Agent, and JPMorgan
               Chase Bank, as Syndication Agent.

  10.2*        Amendment No. 1, dated as of December 19, 2003, to the Credit Agreement dated as of
               May 29, 2003, among Interline Brands, Inc. and the lenders party thereto.

  10.3**       Guarantee and Collateral Agreement, dated as of May 29, 2003, among Interline Brands,
               Inc., the Subsidiaries of Interline Brands, Inc. named therein and Credit Suisse
               First Boston.

  10.4**       Employment Agreement, dated as of May 16, 2000, by and between Wilmar Industries,
               Inc. and William E. Sanford.

  10.5**       Incentive Stock Option Agreement, dated as of May 16, 2000, by and between Wilmar
               Industries, Inc. and William E. Sanford.

  10.6**       Management Subscription Agreement, dated May 16, 2003, between William E. Sanford and
               Wilmar Industries, Inc.

  10.7**       Secured Recourse Promissory Note, dated May 16, 2000, from William E. Sanford to
               Wilmar Industries, Inc.

  10.8**       Pledge Agreement, dated as of May 16, 2000, from William E. Sanford to Wilmar
               Industries, Inc.

  10.9**       Promissory Note, dated as of July 15, 2000, from William E. Sanford to Wilmar
               Industries, Inc.

  10.10**      Employment Agreement, dated as of May 16, 2000, by and between Wilmar Industries,
               Inc. and Michael J. Grebe.

EXHIBIT
NUMBER             DESCRIPTION
--------           -----------
  10.11**      Incentive Stock Option Agreement of Michael J. Grebe, dated as of May 16, 2000.

  10.12**      Promissory Note, dated July 15, 2002, from Michael J. Grebe to Interline Brands, Inc.

  10.13**      Secured Recourse Promissory Note, dated May 16, 2000, from Michael J. Grebe to Wilmar
               Industries, Inc.

  10.14**      Pledge Agreement, dated as of May 16, 2000, from Michael J. Grebe to Wilmar
               Industries, Inc.

  10.15**      Management Subscription Agreement, dated May 16, 2000, between Michael J. Grebe and
               Wilmar Industries, Inc.

  10.16**      Employment Agreement, dated as of September 29, 2000, by and between Wilmar
               Industries, Inc. and William R. Pray.

  10.17**      Restricted Stock Award Agreement under the 2000 Stock Award Plan, dated as of
               September 29, 2000, between Wilmar Industries, Inc. and William Green.

  10.18**      Promissory Note, dated September 29, 2000, by William R. Pray to Wilmar Industries,
               Inc.

  10.19**      Management Subscription Agreement, dated September 29, 2000, between William R. Pray and Wilmar Industries, Inc.

  10.20**      Amendment to Stay Pay Agreement, dated as of September 27, 2000, by and between
               William R. Pray and Barnett, Inc.

  10.21**      Deferred Compensation Agreement, dated as of September 29, 2000, by and between
               Wilmar Industries, Inc. and William R. Pray.

  10.22**      Separation Agreement and Release of All Claims, dated December 31, 2001, by and between Interline Brands, Inc. and William Green.

  10.23**      Restricted Stock Award Agreement under the 2000 Stock Award Plan, dated as of
               September 29, 2000, between William R. Pray and Wilmar Industries, Inc.

  10.24**      2000 Stock Award Plan, as amended and restated July, 2000.

  12.1*        Statement of Computation of Ratios of Earnings and Fixed Charges.

  14.1*        Code of Ethics.

  21.1**       List of Subsidiaries of Interline Brands, Inc.

EXHIBIT
NUMBER             DESCRIPTION
--------           -----------
  31.1*        Certification of Michael J. Grebe as President and Chief Executive Officer of
               Interline Brands, Inc., pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

  31.2*        Certification of William E. Sanford as Executive Vice President and Chief Financial
               Officer of Interline Brands, Inc., pursuant to Rule 13a-14(a) under the Securities
               Exchange Act of 1934.

  32.1*        Certification of Michael J. Grebe as President and Chief Executive Officer of
               Interline Brands, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
               Section 906 of the Sarbanes-Oxley Act of 2002.

  32.2*        Certification of William E. Sanford as Executive Vice President and Chief Financial
               Officer of Interline Brands, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

----------------

*    Filed herewith.

** Incorporated by reference to the exhibits filed with the Company's Registration Statement on Form S-4 and the amendments thereto (File No. 333-106801).

     (b)  Reports on Form 8-K

          No reports on Form 8-K were filed during the quarter ended December 26, 2003.

ITEM 16. SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              INTERLINE BRANDS, INC.

                                              /s/ Michael J. Grebe
                                              ---------------------------------
                                              Michael J. Grebe
                                              President and Chief Executive
                                              Officer

Date: March 25, 2004

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities indicated and on the 25th day of March, 2004.


/s/ William S. Green                                  /s/ Drew T. Sawyer
-----------------------------------------------       -------------------------
William S. Green                                      Drew T. Sawyer
Chairman of the Board and Director                    Director


/s/ Michael J. Grebe                                  /s/ Christopher C. Behrens
-----------------------------------------------       -------------------------
Michael J. Grebe                                      Christopher C. Behrens
President, Chief Executive Officer and Director       Director
(Principal Executive Officer)


/s/ William Sanford                                   /s/ Stephen V. McKenna
-----------------------------------------------       -------------------------
William Sanford                                       Stephen V. McKenna
Executive Vice President, Chief Financial Officer     Director
and Secretary
(Principal Accounting Officer
and Principal Financial Officer)


/s/ William R. Pray                                   /s/ Charles W. Santoro
-----------------------------------------------       -------------------------
William R. Pray                                       Charles W. Santoro
Director                                              Director


/s/ Ernest K. Jacquet                                 /s/ Gideon Argov
-----------------------------------------------       -------------------------
Ernest K. Jacquet                                     Gideon Argov
Director                                              Director

                                  EXHIBIT INDEX

EXHIBIT
NUMBER             DESCRIPTION
--------           -----------
  3.1**        Certificate of Incorporation of Interline Brands, Inc.

  3.2**        Amended and Restated By-Laws of Interline Brands, Inc.

  4.1**        Indenture, dated as of May 23, 2003, among Interline Brands, Inc., the Subsidiary
               Guarantors thereto and The Bank of New York, as Trustee.

  4.2**        Form of Exchange Security or Private Exchange.

  4.3**        Registration Rights Agreement, dated as of May 23, 2003, among Interline Brands,
               Inc., Credit Suisse First Boston LLC, J.P. Morgan Securities Inc., Wachovia
               Securities Inc. and BNY Capital Markets, Inc.

  9.1**        Amended and Restated Shareholders Agreement, dated as of September 29, 2000, among the Company and certain of its shareholders.

  10.1**       Credit Agreement, dated as of May 29, 2003, among Interline Brands, Inc., the Lender
               Parties thereto, Credit Suisse First Boston, as Administrative Agent, and JPMorgan
               Chase Bank, as Syndication Agent.

  10.2*        Amendment No. 1, dated as of December 19, 2003, to the Credit Agreement dated as of
               May 29, 2003, among Interline Brands, Inc. and the lenders party thereto.

  10.3**       Guarantee and Collateral Agreement, dated as of May 29, 2003, among Interline Brands,
               Inc., the Subsidiaries of Interline Brands, Inc. named therein and Credit Suisse
               First Boston.

  10.4**       Employment Agreement, dated as of May 16, 2000, by and between Wilmar Industries,
               Inc. and William E. Sanford.

  10.5**       Incentive Stock Option Agreement, dated as of May 16, 2000, by and between Wilmar
               Industries, Inc. and William E. Sanford.

  10.6**       Management Subscription Agreement, dated May 16, 2003, between William E. Sanford and
               Wilmar Industries, Inc.

  10.7**       Secured Recourse Promissory Note, dated May 16, 2000, from William E. Sanford to
               Wilmar Industries, Inc.

  10.8**       Pledge Agreement, dated as of May 16, 2000, from William E. Sanford to Wilmar
               Industries, Inc.

EXHIBIT
NUMBER             DESCRIPTION
--------           -----------
  10.9**       Promissory Note, dated as of July 15, 2000, from William E. Sanford to Wilmar
               Industries, Inc.

  10.10**      Employment Agreement, dated as of May 16, 2000, by and between Wilmar Industries,
               Inc. and Michael J. Grebe.

  10.11**      Incentive Stock Option Agreement of Michael J. Grebe, dated as of May 16, 2000.

  10.12**      Promissory Note, dated July 15, 2002, from Michael J. Grebe to Interline Brands, Inc.

  10.13**      Secured Recourse Promissory Note, dated May 16, 2000, from Michael J. Grebe to Wilmar
               Industries, Inc.

  10.14**      Pledge Agreement, dated as of May 16, 2000, from Michael J. Grebe to Wilmar
               Industries, Inc.

  10.15**      Management Subscription Agreement, dated May 16, 2000, between Michael J. Grebe and
               Wilmar Industries, Inc.

  10.16**      Employment Agreement, dated as of September 29, 2000, by and between Wilmar
               Industries, Inc. and William R. Pray.

  10.17**      Restricted Stock Award Agreement under the 2000 Stock Award Plan, dated as of
               September 29, 2000, between Wilmar Industries, Inc. and William Green.

  10.18**      Promissory Note, dated September 29, 2000, by William R. Pray to Wilmar Industries,
               Inc.

  10.19**      Management Subscription Agreement, dated September 29, 2000, between William R. Pray and Wilmar Industries, Inc.

  10.20**      Amendment to Stay Pay Agreement, dated as of September 27, 2000, by and between
               William R. Pray and Barnett, Inc.

  10.21**      Deferred Compensation Agreement, dated as of September 29, 2000, by and between
               Wilmar Industries, Inc. and William R. Pray.

  10.22**      Separation Agreement and Release of All Claims, dated December 31, 2001, by and between Interline Brands, Inc. and William Green.

  10.23**      Restricted Stock Award Agreement under the 2000 Stock Award Plan, dated as of
               September 29, 2000, between William R. Pray and Wilmar Industries, Inc.

EXHIBIT
NUMBER             DESCRIPTION
--------           -----------
  10.24**      2000 Stock Award Plan, as amended and restated July, 2000.

  12.1*        Statement of Computation of Ratios of Earnings and Fixed Charges.

  14.1*        Code of Ethics.

  21.1**       List of Subsidiaries of Interline Brands, Inc.

  31.1*        Certification of Michael J. Grebe as President and Chief Executive Officer of
               Interline Brands, Inc., pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

  31.2*        Certification of William E. Sanford as Executive Vice President and Chief Financial
               Officer of Interline Brands, Inc., pursuant to Rule 13a-14(a) under the Securities
               Exchange Act of 1934.

  32.1*        Certification of Michael J. Grebe as President and Chief Executive Officer of
               Interline Brands, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
               Section 906 of the Sarbanes-Oxley Act of 2002.

  32.2*        Certification of William E. Sanford as Executive Vice President and Chief Financial
               Officer of Interline Brands, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

----------------

*    Filed herewith.

** Incorporated by reference to the exhibits filed with the Company's Registration Statement on Form S-4 and the amendments thereto (File No. 333-106801).