Form 10-Q/A
period 2003-09-26
INTERLINE BRANDS INC
filed 2004-05-07
CIK 1250189

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A
                                 AMENDMENT NO. 1

(Mark One)

      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

      Explanatory Note:

      On March 25, 2004, Interline Brands, Inc. (the "Company") filed a Current Report on Form 8-K disclosing that in its earnings release of March 17, 2004, which reported the Company's results of operations for the fourth quarter and the fiscal year ended December 26, 2003, the Company had misclassified $4.4 million of discount amortization and

$3.9 million of redemption premium related to the Company's 16% senior subordinated notes in determining net cash provided by operating activities and net cash used in financing activities. Such amounts were not treated properly as adjustments to net income in the determination of these cash flow balances. Prior to the completion of the Company's Annual Report on Form 10-K for the year ended December 26, 2003, however, the Company corrected this misclassification and included the proper amounts in the Company's statement of cash flows for the year.

The Company is filing this Amendment on Form 10-Q/A (the "Amendment") to its Quarterly Report on Form 10-Q for the quarter ended September 26, 2003 (the "Quarterly Report") to correct this same misclassification. Since the Company had redeemed these senior subordinated notes during the 2003 second quarter, such misclassifications were the same for both the third and fourth quarters. As a result of the reclassification for this Quarterly Report, net cash provided by operating activities is shown as $31.7 million instead of the $23.4 million previously reported and net cash used in financing activities is $8.0 million rather than the $282,000 previously reported. Conforming changes have also been made to Item 2., "Management's Discussion and Analysis of Financial Condition and Results of Operations." In addition, the Company has included disclosures under Item 3., "Quantitative and Qualitative Disclosures About Market Risk." No other changes have been made to the Quarterly Report as filed.

                                TABLE OF CONTENTS

                                                                                      PAGE
                              PART I -- FINANCIAL INFORMATION

Item 1.    Financial Statements
                Unaudited Condensed Consolidated Statements of Operations
                for the Three and Nine Months Ended September 26, 2003 and
                September 27, 2002 ...................................................  1
                Unaudited Condensed Consolidated Balance Sheets as of September
                26, 2003 and December 27, 2002 .......................................  2
                Unaudited Condensed Consolidated Statements of Stockholders'
                Equity (Deficiency) for the Nine Months Ended September 26, 2003 .....  3
                Unaudited Condensed Consolidated Statements of Cash Flows
                for the Nine Months Ended September 26, 2003 (as restated) and
                September 27, 2002 ...................................................  4
                Notes to Unaudited Condensed Consolidated Financial
                Statements for the Three and Nine Months Ended September 26, 2003
                and September 27, 2002 ...............................................  5
Item 2.    Management's Discussions and Analysis of Financial Condition
           and Results of Operations ................................................. 19
Item 3.    Quantitative and Qualitative Disclosures about Market Risk ................ 25
Item 4.    Controls and Procedures ................................................... 25

                               PART II -- OTHER INFORMATION

Item 1.    Legal Proceedings ......................................................... 27
Item 6.    Exhibits and Reports on Form 8-K .......................................... 27

SIGNATURES ........................................................................... 28

                         PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                     INTERLINE BRANDS, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
  THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 26, 2003 AND SEPTEMBER 27, 2002
                        (In thousands, except share data)

                                                                 Three Months Ended                Nine Months Ended
                                                           Sept 26, 2003    Sept 27, 2002    Sept 26, 2003    Sept 27, 2002
                                                           -------------    -------------    -------------    -------------
NET SALES ............................................       $ 166,676        $ 166,025        $ 481,235        $ 486,302
COST OF SALES ........................................         103,308          105,674          298,241          307,629
                                                             ---------        ---------        ---------        ---------
    Gross Profit .....................................          63,368           60,351          182,994          178,673
                                                             ---------        ---------        ---------        ---------
OPERATING EXPENSES :
    Selling, general and administrative expenses .....          43,693           41,469          126,678          124,258
    Depreciation and amortization ....................           3,134            2,906            8,759            8,707
    Special costs and expenses .......................             132            1,535              510            2,750
                                                             ---------        ---------        ---------        ---------
       Total Operating Expense .......................          46,959           45,910          135,947          135,715
                                                             ---------        ---------        ---------        ---------
OPERATING INCOME .....................................          16,409           14,441           47,047           42,958
CHANGE IN FAIR VALUE OF INTEREST RATE SWAPS ..........          (2,201)           4,442           (3,284)           5,855
LOSS ON EARLY EXTINGUISHMENT OF DEBT .................              --               --           14,893               --
INTEREST EXPENSE, net ................................          10,297            9,523           30,046           28,766
OTHER (INCOME) EXPENSE ...............................             (54)              --              (46)              --
                                                             ---------        ---------        ---------        ---------
    Income before income taxes .......................           8,367              476            5,438            8,337
PROVISION FOR INCOME TAXES ...........................           3,563              177            2,565            3,095
                                                             ---------        ---------        ---------        ---------
NET INCOME ...........................................           4,804              299            2,873            5,242
PREFERRED STOCK DIVIDENDS ............................         (12,381)         (10,792)         (35,905)         (31,301)
                                                             ---------        ---------        ---------        ---------
NET LOSS APPLICABLE TO COMMON STOCKHOLDERS ...........       $  (7,577)       $ (10,493)       $ (33,032)       $ (26,059)
                                                             =========        =========        =========        =========
(LOSS) PER COMMON SHARE - BASIC ......................       $   (1.41)       $   (1.95)       $   (6.13)       $   (4.84)
                                                             =========        =========        =========        =========
(LOSS) PER COMMON SHARE - DILUTED ....................       $   (1.41)       $   (1.95)       $   (6.13)       $   (4.84)
                                                             =========        =========        =========        =========

      See accompanying notes to Condensed Consolidated Financial Satements.

                     INTERLINE BRANDS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                    SEPTEMBER 26, 2003 AND DECEMBER 27, 2002
                        (In thousands, except share data)

                                                                                 September 26,     December 27,
                                                                                     2003              2002
                                                                                 -------------     ------------
ASSETS
CURRENT ASSETS:
        Cash and cash equivalents                                                  $  22,702        $   5,557
        Cash - restricted                                                                 --              329
        Accounts receivable - trade (net of allowance for doubtful accounts
          of $5,840 and $5,322)                                                       93,462           83,087
        Accounts receivable - other                                                   10,461           13,052
        Inventory                                                                    111,904          124,479
        Prepaid expenses and other current assets                                      6,403            5,953
        Deferred income taxes                                                          9,101           10,933
                                                                                   ---------        ---------
                  Total current assets                                               254,033          243,390
PROPERTY AND EQUIPMENT, net                                                           30,293           33,585
GOODWILL, net                                                                        195,669          195,669
OTHER INTANGIBLE ASSETS, net                                                          80,008           77,423
OTHER ASSETS                                                                           8,353            1,652
                                                                                   ---------        ---------
TOTAL ASSETS                                                                       $ 568,356        $ 551,719
                                                                                   =========        =========
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
CURRENT LIABILITIES:
        Current portion of long-term debt                                          $   7,000        $  22,750
        Revolving credit facility                                                         --           18,500
        Accounts payable                                                              50,230           53,417
        Accrued expenses and other current liabilities                                11,826           13,603
        Accrued interest payable                                                      11,201            4,409
        Accrued merger expenses                                                        6,216            7,427
                                                                                   ---------        ---------
                  Total Current Liabilities                                           86,473          120,106
LONG-TERM LIABILITIES:
        Deferred income taxes                                                         19,844           21,253
        Interest rate swaps                                                           14,783           18,067
        Long-term debt, net of current portion                                       336,275          284,774
                                                                                   ---------        ---------
TOTAL LIABILITIES                                                                    457,375          444,200
                                                                                   ---------        ---------
COMMITMENTS AND CONTINGENCIES
SENIOR PREFERRED STOCK, $0.01 par value, 27,000,000 shares
  authorized; 23,619,888 shares issued and outstanding; at liquidation value         367,108          331,203
                                                                                   ---------        ---------
STOCKHOLDERS' EQUITY (DEFICIENCY):
        Common stock, no par value, 7,500,000 shares authorized; 5,385,189
           shares issued and outstanding                                               1,994            1,994
        Accumulated deficit                                                         (257,109)        (224,077)
        Stockholder loans                                                             (1,518)          (1,440)
        Accumulated other comprehensive income (loss)                                    506             (161)
                                                                                   ---------        ---------
TOTAL STOCKHOLDERS' EQUITY (DEFICIENCY)                                             (256,127)        (223,684)
                                                                                   ---------        ---------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                                           $ 568,356        $ 551,719
                                                                                   =========        =========

      See accompanying notes to Condensed Consolidated Financial Satements.

                     INTERLINE BRANDS, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                            (DEFICIENCY) (UNAUDITED)
                  FOR THE NINE MONTHS ENDED SEPTEMBER 26, 2003
                        (In thousands, except share data)

                                                                                        Retained     Accumulated       Total
                                                 Common Stock                           Earnings        Other      Stockholders'
                                            -----------------------    Shareholder    (Accumulated  Comprehensive      Equity
                                             Shares        Amount         Loans         Deficit)    Income (Loss)   (Deficiency)
                                            ---------     ---------    -----------    ------------  -------------  -------------
BALANCE, DECEMBER 27, 2002                  5,385,189     $   1,994     $  (1,440)     $(224,077)     $    (161)     $(223,684)

  Preferred stock dividends                        --            --            --        (35,905)            --        (35,905)
  Interest accrual on stockholder loans            --            --           (78)            --             --            (78)
  Comprehensive income:
    Net income                                     --            --            --          2,873             --             --
    Foreign currency translation                   --            --            --             --            667             --
  Total comprehensive income                       --            --            --             --             --          3,540
                                            ---------     ---------     ---------      ---------      ---------      ---------

BALANCE, SEPTEMBER 26, 2003                 5,385,189     $   1,994     $  (1,518)     $(257,109)     $     506      $(256,127)
                                            =========     =========     =========      =========      =========      =========

      See accompanying notes to Condensed Consolidated Financial Satements.

                     INTERLINE BRANDS, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
    NINE MONTHS ENDED SEPTEMBER 26, 2003 (as restated) AND SEPTEMBER 27, 2002
                                 (In thousands)

                                                                                         For The Nine Months Ended
                                                                                     Sept 26, 2003       Sept 27, 2002
                                                                                     -------------       -------------
OPERATING ACTIVITIES :
   Net Income (loss)                                                                   $   2,873           $  5,242
   Adjustments to reconcile net income to net cash
      provided by operating activities:
         Depreciation and amortization                                                     8,758              8,707
         Amortization and write-off of debt issuance costs                                 7,855              1,240
         Accretion and write-off of discount on 16% senior subordinated notes              4,410                 --
         Redemption premium on 16% senior subordinated notes                               3,879                 --
         Deferred compensation                                                                --                765
         Change in fair value of interest rate swaps                                      (3,284)             5,855
         Loss on disposal of property and equipment                                            3                 --
         Interest income on shareholder notes                                                (78)               (73)
         Deferred income taxes                                                               423             (2,648)
         Senior subordinated notes issued for interest due                                 1,674              2,385

   Changes in assets and liabilities, net of effects of acquisition:
      Cash - restricted                                                                      329                 --
      Accounts receivable - trade                                                        (10,375)           (11,781)
      Accounts receivable - other                                                          2,591               (799)
      Inventory                                                                           12,576             (2,839)
      Prepaid expenses and other current assets                                             (450)               808
      Other assets                                                                           (73)               (69)
      Accrued interest payable                                                             6,792             (1,488)
      Accounts payable                                                                    (3,187)             8,772
      Accrued expenses and other current liabilities                                      (1,777)            (5,449)
      Accrued merger expenses                                                             (1,211)            (1,472)
      Income taxes payable                                                                    --                435
                                                                                       ---------           --------
            Net cash provided by operating activities                                     31,728              7,591
                                                                                       ---------           --------
INVESTING ACTIVITIES :
   Purchase of property and equipment, net                                                (3,495)            (4,133)
   Purchase of investment  and other assets                                               (3,747)                --
                                                                                       ---------           --------
            Net cash used in investing activities                                         (7,242)            (4,133)
                                                                                       ---------           --------
FINANCING ACTIVITIES :
   Increase (decrease) in revolver and swingline, net                                    (18,500)             9,500
   Repayment of long-term debt                                                          (317,487)           (12,375)
   Payment of debt issuance costs                                                        (12,020)                --
   Proceeds from refinancing transactions                                                340,000                 --
                                                                                       ---------           --------
            Net cash (used in) provided by financing activities                           (8,007)            (2,875)
                                                                                       ---------           --------
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS                                 666                 25
                                                                                       ---------           --------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                                 17,145                608
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                             5,557              3,327
                                                                                       ---------           --------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                               $  22,702           $  3,935
                                                                                       =========           ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid during the period for :
      Interest                                                                         $  18,082           $ 26,322
                                                                                       =========           ========
      Income taxes (net of refunds)                                                    $   1,404           $  5,135
                                                                                       =========           ========
SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
      Dividends on preferred stock                                                     $  35,906           $ 31,302
                                                                                       =========           ========
      Note issued for purchase of investment                                           $   3,275           $     --
                                                                                       =========           ========

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

                                                            Nine          Nine
                                                            Months        Months
                                                            Ended         Ended
Product Category                                           9/26/03       9/27/02
----------------                                           -------       -------

Plumbing ...........................................        $226.2        $233.4
Electrical .........................................          52.9          58.4
Hardware ...........................................          33.7          34.0
HVAC ...............................................          28.9          29.2
Appliances and Parts ...............................          33.7          29.2
Security Hardware ..................................          38.5          38.9
Other ..............................................          67.4          63.2
                                                            ------        ------

Total ..............................................        $481.2        $486.3
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

4. EARNINGS PER SHARE

Net income per share for all periods has been computed in accordance with SFAS No. 128, "Earnings per Share". Basic net income per share is computed by dividing net income applicable to common shareholders by the weighted-average number of shares outstanding during the year. Diluted net income per share is computed by dividing net income by the weighted-average number of shares outstanding during the year, assuming dilution.

                     INTERLINE BRANDS, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
         THREE MONTH AND NINE MONTH PERIODS ENDED SEPTEMBER 26, 2003 AND
                               SEPTEMBER 27, 2002
                                   (Continued)
                        (In thousands, except share data)
--------------------------------------------------------------------------------

The amounts used in calculating net income (loss) per share data are as follows:

                                                         Three months ended                Nine months ended
                                                   September 26,    September 27,    September 26,    September 27,
                                                       2003             2002             2003             2002
                                                   -------------    -------------    -------------    -------------
Net income                                           $  4,804         $    299         $  2,873         $  5,242
Preferred stock dividends                             (12,381)         (10,792)         (35,905)         (31,301)
                                                     --------         --------         --------         --------
Net loss applicable to common shareholders           $ (7,577)        $(10,493)        $(33,032)        $(26,059)
                                                     ========         ========         ========         ========

Weighted average shares outstanding - basic             5,385            5,385            5,385            5,385
Effect of dilutive stock options                           --               --               --               --
                                                     --------         --------         --------         --------

Weighted average shares outstanding - diluted           5,385            5,385            5,385            5,385
                                                     ========         ========         ========         ========

Options to purchase 172,150 and 125,805 shares of common stock which were outstanding during 2003 and 2002, respectively, were not included in the computation of weighted average shares outstanding-diluted because the options exercise price was greater than the average market price of common stock and the effect would be antidilutive.

5. DEBT

Long-term debt at September 26, 2003 and December 27, 2002 consists of the following:

                                                September 26,       December 27,
                                                   2003                2002
                                                -------------       ------------

Term Loan A                                             --           $  70,000
Term Loan B                                             --             146,625
Term Loan                                        $ 140,000                  --
Note payable                                         3,275                  --
Senior Subordinated Notes - 16%                         --              90,899
Senior Subordinated Notes - 11.5%                  200,000                  --
                                                 ---------           ---------

                                                   343,275             307,524
Less current portion                                (7,000)            (22,750)
                                                 ---------           ---------

                                                 $ 336,275           $ 284,774
                                                 =========           =========

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
                        (In thousands, except share data)
--------------------------------------------------------------------------------

The maturities of long-term debt subsequent to September 26, 2003 are as follows:

                  2003                                          $  1,750
                  2004                                             7,000
                  2005                                             7,875
                  2006                                            11,375
                  2007                                            14,000
                  Thereafter                                     301,275
                                                                --------
                                                                $343,275
                                                                ========

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

A summary of the status of the Company's stock option plans is as follows:

                                           Number           Exercise Price       Average Exercise
                                          of Shares            Per Share          Price Per Share
Outstanding at December 29, 2002           125,805          $1.67 - $20.33          $     9.00

2003:
  Granted                                   46,345          $         0.50          $     0.50
                                           -------          --------------

Outstanding at September 26, 2003          172,150          $1.67 - $20.33          $     6.71
                                           =======          ==============

All stock options granted were at prices no less than the fair market value of the common stock at the grant date.

The Company accounted for the option plans in accordance with APB Opinion No. 25, under which no compensation cost has been recognized for stock option awards.

Compensation cost for options granted in 2003, determined based on the fair value at the grant date consistent with the method prescribed by SFAS 123, did not have a material effect on net income. The fair value of each option was estimated on the date of grant using the Black-Scholes option pricing model, with the following assumptions used for options granted in 2003 and 2000: dividend yield of 0%, expected volatility of 0%, risk-free interest rate of 3.48% and 6.47%, respectively and Expected life of 5 years.

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

                CONDENSED CONSOLIDATING BALANCE SHEET (UNAUDITED)
                            As of September 26, 2003

                                                                       Parent       Subsidiary
                                                                      Company       Guarantors   Eliminations    Consolidated
                                                                     ---------      ----------   ------------    ------------
                                                                                         (In thousands)
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                          $  22,608      $      94      $      --      $  22,702
  Accounts receivable - trade, net                                      93,462             --             --         93,462
  Accounts receivable - other                                           10,461             --             --         10,461
  Inventory                                                            111,904             --             --        111,904
  Prepaid expenses and other current assets                              6,401              2             --          6,403
  Deferred income taxes                                                  9,101             --             --          9,101
  Due from Parent                                                           --         43,649        (43,649)            --
  Investment in subsidiaries                                            62,258             --        (62,258)            --
                                                                     ------------------------------------------------------

           Total current assets                                        316,195         43,745       (105,907)       254,033

PROPERTY AND EQUIPMENT, net                                             30,293             --             --         30,293

GOODWILL, net                                                          195,669             --             --        195,669

OTHER INTANGIBLE ASSETS, net                                            80,008             --             --         80,008

OTHER ASSETS                                                             5,054          6,620         (3,321)         8,353
                                                                     ------------------------------------------------------

TOTAL ASSETS                                                         $ 627,219      $  50,365      $(109,228)     $ 568,356
                                                                     =========      =========      =========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES:
  Current portion of long-term debt                                  $   7,000      $      --      $      --      $   7,000
  Revolving credit facility                                                                                              --
  Accounts payable                                                      50,230             --             --         50,230
  Accrued expenses and other current liabilities                        11,822              4             --         11,826
  Accrued interest payable                                              11,201             --             --         11,201
  Accrued merger expenses                                                6,216             --             --          6,216
  Income taxes payable                                                  (1,200)         1,200             --             --
  Due to subsidiaries                                                   43,695             --        (43,695)            --
                                                                     ------------------------------------------------------

           Total current liabilities                                   128,964          1,204        (43,695)        86,473

LONG-TERM LIABILITIES:
  Deferred income taxes                                                 19,844             --             --         19,844
  Interest rate swaps                                                   14,783             --             --         14,783
  Long-term debt, net of current portion                               333,000          3,275             --        336,275
                                                                     ------------------------------------------------------

TOTAL LIABILITIES                                                      496,591          4,479        (43,695)       457,375
                                                                     ------------------------------------------------------

SENIOR PREFERRED STOCK, $0.01 par value, 27,000,000
    shares authorized; 23,619,888 shares issued and outstanding;       367,108             --             --        367,108
       at liquidation value

STOCKHOLDERS' EQUITY (DEFICIENCY):
  Common stock, no par value, 7,500,000 shares authorized,
      5,385,189 shares issued and outstanding                            1,994             --             --          1,994
  Additional paid-in-capital                                                --         43,285        (43,285)            --
  Accumulated deficit                                                 (257,109)        22,248        (22,248)      (257,109)
  Shareholder loans                                                     (1,518)            --             --         (1,518)
  Dividends                                                             19,647        (19,647)            --             --
  Accumulated other comprehensive income (loss)                            506             --             --            506
                                                                     ------------------------------------------------------

TOTAL STOCKHOLDERS' EQUITY (DEFICIENCY)                               (236,480)        45,886        (65,533)      (256,127)
                                                                     ------------------------------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           $ 627,219      $  50,365      $(109,228)     $ 568,356
                                                                     ======================================================

                     INTERLINE BRANDS, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED)
      THREE AND NINE MONTHS ENDED SEPTEMBER 26, 2003 AND SEPTEMBER 27, 2002
                        (In thousands, except share data)

                CONDENSED CONSOLIDATING BALANCE SHEET (UNAUDITED)
                             As of December 27, 2002

                                                                       Parent       Subsidiary
                                                                      Company       Guarantors   Eliminations    Consolidated
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                          $   5,459      $      98      $      --      $   5,557
  Cash - restricted                                                        329                                          329
  Accounts receivable - trade, net                                      83,087             --             --         83,087
  Accounts receivable - other                                           13,052             --             --         13,052
  Inventory                                                            124,479             --             --        124,479
  Prepaid expenses and other current assets                              5,946              7             --          5,953
  Deferred income taxes                                                 10,933             --             --         10,933
  Due from Parent                                                           --         54,929        (54,929)            --
  Investment in subsidiaries                                            55,030             --        (55,030)            --
                                                                     ------------------------------------------------------

           Total current assets                                        298,315         55,034       (109,959)       243,390

PROPERTY AND EQUIPMENT, net                                             33,585             --             --         33,585
GOODWILL, net                                                          195,669             --             --        195,669
INTANGIBLE ASSETS, net                                                  77,423             --             --         77,423
OTHER ASSETS                                                             1,652             --             --          1,652
                                                                     ------------------------------------------------------

TOTAL ASSETS                                                         $ 606,644      $  55,034      $(109,959)     $ 551,719
                                                                     ======================================================

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES:
  Current portion of long-term debt                                  $  22,750      $      --      $      --      $  22,750
  Revolving credit facility                                             18,500                                       18,500
  Accounts payable                                                      53,417             --             --         53,417
  Accrued expenses and other current liabilities                        13,599              4             --         13,603
  Accrued interest payable                                               4,409             --             --          4,409
  Accrued merger expenses                                                7,427             --             --          7,427
  Due to subsidiaries                                                   54,929             --        (54,929)            --
                                                                     ------------------------------------------------------

           Total current liabilities                                   175,031              4        (54,929)       120,106

LONG-TERM LIABILITIES:
  Deferred income taxes                                                 21,253             --             --         21,253
  Interest rate swaps                                                   18,067             --             --         18,067
  Long-term debt, net of current portion                               284,774             --             --        284,774
                                                                     ------------------------------------------------------

TOTAL LIABILITIES                                                      499,125              4        (54,929)       444,200
                                                                     ------------------------------------------------------

SENIOR PREFERRED STOCK, $0.01 par value, 27,000,000
    shares authorized; 23,619,888 shares issued and outstanding;
       at liquidation value                                            331,203             --             --        331,203

STOCKHOLDERS' EQUITY (DEFICIENCY):
  Common stock, no par value, 7,500,000 shares authorized,
      5,385,189 shares issued and outstanding                            1,994             --             --          1,994
  Additional paid-in-capital                                                --         40,010        (40,010)            --
  Accumulated deficit                                                 (224,077)        15,020        (15,020)      (224,077)
  Stockholder loans                                                     (1,440)            --             --         (1,440)
  Accumulated other comprehensive income (loss)                           (161)            --             --           (161)
                                                                     ------------------------------------------------------

TOTAL STOCKHOLDERS' EQUITY (DEFICIENCY)                               (223,684)        55,030        (55,030)      (223,684)
                                                                     ------------------------------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           $ 606,644      $  55,034      $(109,959)     $ 551,719
                                                                     ======================================================

                     INTERLINE BRANDS, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED)
      THREE AND NINE MONTHS ENDED SEPTEMBER 26, 2003 AND SEPTEMBER 27, 2002
                        (In thousands, except share data)

           CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED)
                  For the Three Months Ended September 26, 2003

                                                                       Parent       Subsidiary
                                                                      Company       Guarantors   Eliminations    Consolidated
                                                                     ---------      ----------   ------------    ------------
NET SALES                                                            $ 166,676      $      --      $      --      $ 166,676
COST OF SALES                                                          103,308             --             --        103,308
                                                                     ------------------------------------------------------

          Gross profit                                                  63,368             --             --         63,368

OPERATING EXPENSES:
  Selling, general and administrative expenses                          43,689              4             --         43,693
  Depreciation and amortization                                          3,134             --             --          3,134
  Special costs and expenses                                               132             --             --            132
                                                                     ------------------------------------------------------

          Total operating expenses                                      46,955              4             --         46,959
                                                                     ------------------------------------------------------

OPERATING INCOME                                                        16,413             (4)            --         16,409

CHANGE IN FAIR VALUE OF INTEREST
  RATE SWAPS                                                            (2,201)            --             --         (2,201)
OTHER INCOME                                                               (54)            --             --            (54)
INTEREST EXPENSE, net                                                   13,983         (3,686)            --         10,297
EQUITY IN EARNINGS OF SUSIDIARIES                                       (2,482)            --          2,482             --
                                                                     ------------------------------------------------------

          Income before income taxes                                     7,167          3,682         (2,482)         8,367

PROVISION FOR INCOME TAXES                                               2,363          1,200             --          3,563
                                                                     ------------------------------------------------------

NET INCOME                                                               4,804          2,482         (2,482)         4,804

PREFERRED STOCK DIVIDENDS                                              (12,381)            --             --        (12,381)
                                                                     ------------------------------------------------------

NET LOSS APPLICABLE TO COMMON STOCKHOLDERS                           $  (7,577)     $   2,482      $  (2,482)     $  (7,577)
                                                                     ======================================================

                     INTERLINE BRANDS, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED)
      THREE AND NINE MONTHS ENDED SEPTEMBER 26, 2003 AND SEPTEMBER 27, 2002
                        (In thousands, except share data)

           CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED)
                  For the Three Months Ended September 27, 2002

                                                                       Parent       Subsidiary
                                                                      Company       Guarantors   Eliminations    Consolidated
                                                                     ---------      ----------   ------------    ------------
NET SALES                                                            $ 166,025      $      --      $      --      $ 166,025
COST OF SALES                                                          105,674             --             --        105,674
                                                                     ------------------------------------------------------

          Gross profit                                                  60,351             --             --         60,351

OPERATING EXPENSES:
  Selling, general and administrative expenses                          41,463              6             --         41,469
  Depreciation and amortization                                          2,906             --             --          2,906
  Special costs and expenses                                             1,535             --             --          1,535
                                                                     ------------------------------------------------------

          Total operating expenses                                      45,904              6             --         45,910
                                                                     ------------------------------------------------------

OPERATING INCOME                                                        14,447             (6)            --         14,441

CHANGE IN FAIR VALUE OF INTEREST
  RATE SWAPS                                                             4,442             --             --          4,442
INTEREST EXPENSE, net                                                   12,581         (3,058)            --          9,523
EQUITY IN EARNINGS OF SUSIDIARIES                                       (2,052)            --          2,052             --
                                                                     ------------------------------------------------------

          Income before income taxes                                      (524)         3,052         (2,052)           476

PROVISION FOR INCOME TAXES                                                (823)         1,000             --            177
                                                                     ------------------------------------------------------

NET INCOME                                                                 299          2,052         (2,052)           299

PREFERRED STOCK DIVIDENDS                                              (10,792)            --             --        (10,792)
                                                                     ------------------------------------------------------

NET LOSS APPLICABLE TO COMMON STOCKHOLDERS                           $ (10,493)     $   2,052      $  (2,052)     $ (10,493)
                                                                     ======================================================

                     INTERLINE BRANDS, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED)
      THREE AND NINE MONTHS ENDED SEPTEMBER 26, 2003 AND SEPTEMBER 27, 2002
                        (In thousands, except share data)

           CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED)
                  For the Nine Months Ended September 26, 2003

                                                                       Parent       Subsidiary
                                                                      Company       Guarantors   Eliminations    Consolidated
                                                                     ---------      ----------   ------------    ------------
NET SALES                                                            $ 481,235      $      --      $      --      $ 481,235
COST OF SALES                                                          298,241             --             --        298,241
                                                                     ------------------------------------------------------

          Gross profit                                                 182,994             --             --        182,994

OPERATING EXPENSES:
  Selling, general and administrative expenses                         126,651             27             --        126,678
  Depreciation and amortization                                          8,759             --             --          8,759
  Special costs and expenses                                               510             --             --            510
                                                                     ------------------------------------------------------

          Total Operating Expense                                      135,920             27             --        135,947
                                                                     ------------------------------------------------------

OPERATING INCOME                                                        47,074            (27)            --         47,047

CHANGE IN FAIR VALUE OF INTEREST
  RATE SWAPS                                                            (3,284)            --             --         (3,284)
LOSS ON EARLY EXTINGUISHMENT OF DEBT                                    14,893             --             --         14,893
OTHER (INCOME) EXPENSE                                                     (46)           (46)            46            (46)
INTEREST EXPENSE, net                                                   40,955        (10,909)            --         30,046
EQUITY IN EARNINGS OF SUSIDIARIES                                       (7,182)            --          7,182             --
                                                                     ------------------------------------------------------

          Income before income taxes                                     1,738         10,928         (7,228)         5,438

PROVISION FOR INCOME TAXES                                              (1,135)         3,700             --          2,565
                                                                     ------------------------------------------------------

NET INCOME                                                               2,873          7,228         (7,228)         2,873

PREFERRED STOCK DIVIDENDS                                              (35,905)            --             --        (35,905)
                                                                     ------------------------------------------------------

NET LOSS APPLICABLE TO COMMON STOCKHOLDERS                           $ (33,032)     $   7,228      $  (7,228)     $ (33,032)
                                                                     ======================================================

                     INTERLINE BRANDS, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED)
      THREE AND NINE MONTHS ENDED SEPTEMBER 26, 2003 AND SEPTEMBER 27, 2002
                        (In thousands, except share data)

           CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED)
                  For the Nine Months Ended September 27, 2002

                                                                       Parent       Subsidiary
                                                                      Company       Guarantors   Eliminations    Consolidated
                                                                     ---------      ----------   ------------    ------------
NET SALES                                                            $ 486,302      $      --      $      --      $ 486,302
COST OF SALES                                                          307,629             --             --        307,629
                                                                     ------------------------------------------------------

          Gross profit                                                 178,673             --             --        178,673

OPERATING EXPENSES:
  Selling, general and administrative expenses                         124,239             19             --        124,258
  Depreciation and amortization                                          8,707             --             --          8,707
  Special costs and expenses                                             2,750             --             --          2,750
                                                                     ------------------------------------------------------

          Total Operating Expense                                      135,696             19             --        135,715
                                                                     ------------------------------------------------------

OPERATING INCOME                                                        42,977            (19)            --         42,958

CHANGE IN FAIR VALUE OF INTEREST
  RATE SWAPS                                                             5,855             --             --          5,855
INTEREST EXPENSE, net                                                   37,446         (8,680)            --         28,766
EQUITY IN EARNINGS OF SUSIDIARIES                                       (5,761)            --          5,761             --
                                                                     ------------------------------------------------------

          Income before income taxes                                     5,437          8,661         (5,761)         8,337

PROVISION FOR INCOME TAXES                                                 195          2,900             --          3,095
                                                                     ------------------------------------------------------

NET INCOME                                                               5,242          5,761         (5,761)         5,242

PREFERRED STOCK DIVIDENDS                                              (31,301)            --             --        (31,301)
                                                                     ------------------------------------------------------

NET LOSS APPLICABLE TO COMMON STOCKHOLDERS                           $ (26,059)     $   5,761      $  (5,761)     $ (26,059)
                                                                     ======================================================

                     INTERLINE BRANDS, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED)
      THREE AND NINE MONTHS ENDED SEPTEMBER 26, 2003 AND SEPTEMBER 27, 2002
                        (In thousands, except share data)

           CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (UNAUDITED)
                  For the Nine Months Ended September 26, 2003

                                                                       Parent       Subsidiary
                                                                      Company       Guarantors   Eliminations    Consolidated
                                                                     ---------      ----------   ------------    ------------
OPERATING ACTIVITIES:
  Net income                                                         $   2,873      $   7,228      $  (7,228)     $   2,873
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Equity in earnings of subsidiaries                                  (7,228)            --          7,228             --
    Depreciation and amortization                                        8,758             --             --          8,758
    Amortization and write-off of debt issuance costs                    7,855             --             --          7,855
    Accretion and write-off of discount on 16% senior
       subordinated notes                                                4,410             --             --          4,410
    Redemption premium on 16% senior subordinated notes                  3,879             --             --          3,879
    Change in fair value of interest rate swaps                         (3,284)            --             --         (3,284)
    Loss on disposal of property and equipment                               3             --             --              3
    Interest income on shareholder loans                                   (78)            --             --            (78)
    Deferred income taxes                                                  423             --             --            423
    Senior subordinated notes issued for interest due                    1,674             --             --          1,674
    Changes in assets and liabilities which provided (used) cash, net of effects of acquisition:
      Cash - restricted                                                    329             --             --            329
      Accounts receivable - trade                                      (10,375)            --             --        (10,375)
      Accounts receivable - other                                        2,591             --             --          2,591
      Inventory                                                         12,576             --             --         12,576
      Prepaid expenses and other current assets                           (455)             5             --           (450)
      Due from parent                                                       --         11,280        (11,280)            --
      Other assets                                                          (3)           (70)            --            (73)
      Accrued interest payable                                           6,792             --             --          6,792
      Accounts payable                                                  (3,187)            --             --         (3,187)
      Accrued expenses and other current liabilities                    (1,777)            --             --         (1,777)
      Accrued merger expenses                                           (1,211)            --             --         (1,211)
      Due to subsidiaries                                              (11,280)            --         11,280             --
      Income taxes payable                                              (1,200)         1,200             --             --
                                                                     ------------------------------------------------------

           Net cash provided by operating activities                    12,085         19,643             --         31,728
                                                                     ------------------------------------------------------

INVESTING ACTIVITIES:
  Purchase of property and equipment, net                               (3,495)            --             --         (3,495)
  Purchase of investment and other assets                                 (472)        (3,275)            --         (3,747)
                                                                     ------------------------------------------------------

           Net cash used in investing activities                        (3,967)        (3,275)            --         (7,242)
                                                                     ------------------------------------------------------

FINANCING ACTIVITIES:
    (Decrease) Increase in revolver and swingline, net                 (18,500)            --             --        (18,500)
    Repayment of long-term debt                                       (317,487)            --             --       (317,487)
    Payment of debt issuance costs                                     (12,020)            --             --        (12,020)
    Proceeds from refinancing transactions                             340,000             --             --        340,000
    Dividends Paid                                                      19,647        (19,647)            --             --
    Contribution from Parent                                            (3,275)         3,275             --             --
                                                                     ------------------------------------------------------

           Net cash provided by (used in) financing activities           8,365        (16,372)            --         (8,007)
                                                                     ------------------------------------------------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND
   CASH EQUIVALENTS                                                        666             --             --            666
                                                                     ------------------------------------------------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                               17,149             (4)            --         17,145

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                           5,459             98             --          5,557
                                                                     ------------------------------------------------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                             $  22,608      $      94      $      --      $  22,702
                                                                     ======================================================

                     INTERLINE BRANDS, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED)
      THREE AND NINE MONTHS ENDED SEPTEMBER 26, 2003 AND SEPTEMBER 27, 2002
                        (In thousands, except share data)

           CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (UNAUDITED)
                  For the Nine Months Ended September 27, 2002

                                                                       Parent       Subsidiary
                                                                      Company       Guarantors   Eliminations    Consolidated
                                                                     ---------      ----------   ------------    ------------
OPERATING ACTIVITIES:
  Net income                                                         $   5,242      $   5,761      $  (5,761)     $   5,242
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Equity in earnings of subsidiaries                                  (5,761)            --          5,761             --
    Depreciation and amortization                                        8,707             --             --          8,707
    Amortization of debt issuance costs                                  1,240             --             --          1,240
    Deferred compensation                                                  765             --             --            765
    Change in fair value of interest rate swaps                          5,855             --             --          5,855
    Interest income on shareholder notes                                   (73)            --             --            (73)
    Deferred income taxes                                               (2,648)            --             --         (2,648)
    Senior subordinated notes issued for interest due                    2,385             --             --          2,385
    Changes in assets and liabilities, net of effects
      of acquisition:
      Accounts receivable - trade                                      (11,781)            --             --        (11,781)
      Accounts receivable - other                                         (799)            --             --           (799)
      Inventory                                                         (2,839)            --             --         (2,839)
      Prepaid expenses and other current assets                            806              2             --            808
      Due from parent                                                       --         (5,779)         5,779             --
      Other assets                                                         (69)            --             --            (69)
      Accrued interest payable                                          (1,488)            --             --         (1,488)
      Accounts payable                                                   8,772             --             --          8,772
      Accrued expenses and other current liabilities                    (5,450)             1             --         (5,449)
      Accrued merger expenses                                           (1,472)            --             --         (1,472)
      Due to subsidiaries                                                5,779             --         (5,779)            --
      Income taxes payable                                                 435             --             --            435
                                                                     ------------------------------------------------------

           Net cash provided by operating activities                     7,606            (15)            --          7,591
                                                                     ------------------------------------------------------

INVESTING ACTIVITIES:
  Purchase of property and equipment, net                               (4,133)            --             --         (4,133)
  Investment in subsidiaries                                               (10)            10             --             --
  Purchase of investment and other assets                                   --             --             --             --
                                                                     ------------------------------------------------------

           Net cash used in investing activities                        (4,143)            10             --         (4,133)
                                                                     ------------------------------------------------------

FINANCING ACTIVITIES:
    (Decrease) Increase in revolver and swingline, net                   9,500             --             --          9,500
    Repayment of long-term debt                                        (12,375)            --             --        (12,375)

           Net cash provided by (used in) financing activities          (2,875)            --             --         (2,875)
                                                                     ------------------------------------------------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND
   CASH EQUIVALENTS                                                         25             --             --             25
                                                                     ------------------------------------------------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                  613             (5)            --            608

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                           3,221            106             --          3,327
                                                                     ------------------------------------------------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                             $   3,834      $     101      $      --      $   3,935
                                                                     ======================================================

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

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

      This quarterly report contains forward-looking statements that are subject to risks and uncertainties. You should not place undue reliance on those statements because they are subject to numerous uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control. Forward-looking statements include information concerning our possible or assumed future results of operations, including descriptions of our business strategy. These statements often include words such as "may," "believe," "expect," "anticipate," "intend," "plan," "estimate" or similar expressions. These statements are based on assumptions that we have made in light of our experience in the industry as well as our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate under the circumstances. As you read and consider this quarterly report, you should understand that these statements are not guarantees of performance or results. They involve risks, uncertainties and assumptions. Although we believe that these forward-looking statements are based on reasonable assumptions, you should be aware that many factors could affect our actual financial results or results of operations and could cause actual results to differ materially from those in the forward-looking statements. These factors include:

      -     material facilities and systems disruptions and shutdowns,

      -     dependence on key employees,

      -     failure to locate and acquire acquisition candidates,

      -     our level of debt,

      -     interest rate fluctuations,

      -     future cash flows,

      - the highly competitive nature of the maintenance, repair and operations distribution industry,

      -     general market conditions,

      -     changes in consumer preferences,

      -     adverse publicity and litigation, and

      -     labor and benefit costs and

      - the other factors listed under "Risk Factors" in our Registration Statement on Form S-4 filed with the SEC, as amended (File No. 333-106801).

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

Overview

      We are a leading direct marketer and specialty distributor of maintenance, repair and operations, or MRO, products, according to recent industry publications. We sell plumbing, electrical, hardware, security hardware, heating, ventilation and air conditioning, or HVAC, and other MROproducts . Our customer base includes multi-family housing, educational, lodging and health care facilities, professional contractors and other distributors. Our customers range in size from individual contractors and independent hardware stores to large institutional real estate owners.

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

      PROVISION FOR INCOME TAXES. The provision from income taxes was $3.6 million in the three months ended September 2003 compared to $0.2 million in the comparable period for the prior year. The effective tax rate for the three months ended September 2003 was 42.6% compared to 37.2% in the comparable period for the prior year. The increase in the effective tax rate was primarily due to ordinary course adjustments to our fiscal year 2002 tax returns.

NINE MONTHS ENDED SEPTEMBER 26, 2003 COMPARED TO NINE MONTHS ENDED SEPTEMBER27, 2002

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

      PROVISION FOR INCOME TAXES. The provision from income taxes was $2.6 million in the nine months ended September 2003 compared to $3.1 million in the comparable period for the prior year. The effective tax rate for the nine months ended September 2003 was 47.2% compared to 37.1% in the comparable period for the prior year. The increase in the effective tax rate was primarily due to ordinary course adjustments to our fiscal year 2002 tax returns.

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

      Net cash provided by operating activities was $31.7 million in the nine months ended September 2003 compared to net cash provided by operating activities of $7.6 million in the comparable period for the prior year. Net cash provided by operating activities in the nine months ended September 2003 was higher than the prior year period primarily as a result of improved working capital trends.

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

      Net cash used in financing activities totaled $8.0 million in the nine months ended September 2003 compared to net cash used in financing activities of $2.9 million in the comparable period for the prior year. Net cash used in financing activities in the nine months ended September 2003 was attributable to the Refinancing Transactions (described below). In the comparable period for the prior year, net cash used in financing activities was related to the repayment of long-term debt, partially offset by an increase in borrowings under our former revolving credit facility.

      The $200.0 million aggregate principal amount of our 11.5% Senior Subordinated Notes due 2011, or the 11.5% notes, was issued as part of the Refinancing Transactions. On May 29, 2003, we entered into a new $205.0 million senior secured credit facility which consists of a $140.0 million term loan facility and a $65.0 million revolving loan facility. The net proceeds from the offering of the 11.5% notes and the refinancing of our former credit facility with the new credit facility were used to: (1) repay all outstanding indebtedness under our former credit facility, (2) redeem all of our outstanding 16% senior subordinated notes due 2008, (3) pay accrued interest and related redemption premiums on our former debt and (4) pay transaction fees and expenses related to the offering and the new credit facility. We refer to these transactions collectively as the "Refinancing Transactions". As of September 26, 2003, our total debt was $343.3 million, and our senior indebtedness was $145.5 million (of which $5.5 million was outstanding in the form of letters of credit). Interest on the 11.5% notes, is payable semiannually, with the first payment due November 15, 2003.

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

      Periodically, we perform an analysis to determine the effect on interest expense of instantaneous and sustained parallel shifts in interest rates of plus or minus 100 basis points over a period of twelve months. As of September 26, 2003, this analysis reflected that a 100 basis point change in interest rates would have resulted in a change in the fair value of the interest rate swaps of approximately $2.9 million. While this simulation is a useful measure of our sensitivity to changing rates, it is not a forecast of the future results and is based on many assumptions that, if changed, could cause a different outcome. In addition, a change in U.S. Treasury rates in the designated amounts accompanied by a change in the shape of the Treasury yield curve would cause significantly different changes to net interest income than indicated above.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      a. EXHIBITS

      The following exhibits are being filed as part of this Quarterly Report on Form 10-Q/A:

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

Date: May 6, 2004