Form 10-Q
period 2004-03-26
INTERLINE BRANDS INC
filed 2004-05-10
CIK 1250189

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)
     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            FOR THE QUARTERLY PERIOD ENDED MARCH 26, 2004

                                  OR


     [_]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934

            FOR THE TRANSITION PERIOD FROM ___________ TO _____________ COMMISSION FILE NUMBER 333-106801

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

                          Yes [_]        No [X]


            As of the close of business on May 10, 2004, there were 5,373,660 shares outstanding of the registrant's common stock, no par value.

                                TABLE OF CONTENTS


                                                                            PAGE

                         PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements
            Unaudited Consolidated Balance Sheets as of March 26, 2004
                     and December 26, 2003.....................................1
            Unaudited Consolidated Statements of Operations
            for the Three Months Ended March 26, 2004 and March 28, 2003.......2
            Unaudited Consolidated Statement of Stockholders'
            Equity (Deficiency) for the Three Months Ended March 26, 2004......3
            Unaudited Consolidated Statements of Cash Flows
            for the Three Months Ended March 26, 2004 and March 28, 2003.......4
            Notes to Unaudited Consolidated Financial
            Statements.........................................................5
Item 2.  Management's Discussions and Analysis of Financial Condition
         and Results of Operations............................................16
Item 3.  Quantitative and Qualitative Disclosures about Market Risk...........20
Item 4.  Controls and Procedures..............................................21

                        PART II -- OTHER INFORMATION

Item 1.  Legal Proceedings....................................................22
Item 6.  Exhibits and Reports on Form 8-K.....................................22

SIGNATURES....................................................................23

                         PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                    INTERLINE BRANDS, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                   AS OF MARCH 26, 2004 AND DECEMBER 26, 2003
                (In thousands, except share and per share data)

                                                         MARCH 26,  DECEMBER 26,
                                                            2004        2003
                                                         ---------  ------------
ASSETS

CURRENT ASSETS:
        Cash and cash equivalents                        $  14,143    $   1,612
        Cash - restricted                                    1,000        1,000
        Accounts receivable - trade (net of allowance
          for doubtful accounts of $6,410 and $6,316)       92,092       83,684
        Accounts receivable - other                          8,521       12,932
        Inventory                                          118,484      119,301
        Prepaid expenses and other current assets            3,659        4,260
        Deferred income taxes                               10,382       10,318
                                                         ---------    ---------
                Total current assets                       248,281      233,107

PROPERTY AND EQUIPMENT, net                                 30,049       30,605

GOODWILL                                                   202,227      202,227

OTHER INTANGIBLE ASSETS, net                                89,366       90,632

OTHER ASSETS                                                 8,860        8,711
                                                         ---------    ---------
TOTAL ASSETS                                             $ 578,783    $ 565,282
                                                         =========    =========
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES:
        Current portion of long-term debt                $   7,000    $   7,000
        Accounts payable                                    49,673       43,180
        Accrued expenses and other current liabilities      19,514       19,623
        Accrued interest payable                            11,279        5,803
        Accrued merger expenses                              4,651        4,739
        Income taxes payable                                 1,138           --
                                                         ---------    ---------
                Total current liabilities                   93,255       80,345

DEFERRED INCOME TAXES                                       22,746       22,543
INTEREST RATE SWAPS                                         11,691       12,793
LONG-TERM DEBT, NET OF CURRENT PORTION                     332,775      334,525
                                                         ---------    ---------
TOTAL LIABILITIES                                          460,467      450,206
                                                         ---------    ---------
COMMITMENTS AND CONTINGENCIES
SENIOR PREFERRED STOCK, $0.01 par value,
  27,000,000 shares authorized; 23,600,014 shares
  issued and outstanding; at liquidation value             392,873      379,612
                                                         ---------    ---------
STOCKHOLDERS' EQUITY (DEFICIENCY):
        Common stock, no par value, 7,500,000 shares
           authorized; 5,373,660 and 5,334,546 shares
           issued and outstanding                            1,994        1,994
        Accumulated deficit                               (275,558)    (265,548)
        Stockholder loans                                   (1,533)      (1,545)
        Accumulated other comprehensive income                 540          563
                                                         ---------    ---------
TOTAL STOCKHOLDERS' EQUITY (DEFICIENCY)                   (274,557)    (264,536)
                                                         ---------    ---------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                 $ 578,783    $ 565,282
                                                         =========    =========

SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

               INTERLINE BRANDS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
         THREE MONTHS ENDED MARCH 26, 2004 AND MARCH 28, 2003 (In thousands, except per share data)

                                                         THREE MONTHS ENDED
                                                  MARCH 26, 2004  MARCH 28, 2003
                                                  --------------  --------------
NET SALES                                              $ 172,604     $ 154,864
COST OF SALES                                            106,881        95,705
                                                       ---------     ---------
    Gross profit                                          65,723        59,159
                                                       ---------     ---------
OPERATING EXPENSES :
    Selling, general and administrative expenses          48,257        41,549
    Depreciation and amortization                          2,983         2,878
    Special costs and expenses                                --           211
                                                       ---------     ---------
       Total operating expense                            51,240        44,638
                                                       ---------     ---------
OPERATING INCOME                                          14,483        14,521
CHANGE IN FAIR VALUE OF INTEREST RATE SWAPS                1,104           721
INTEREST EXPENSE                                         (10,194)       (9,640)
INTEREST INCOME                                                8            37
OTHER INCOME                                                 136            --
                                                       ---------     ---------
    Income before income taxes                             5,537         5,639
PROVISION FOR INCOME TAXES                                 2,286         2,143
                                                       ---------     ---------
NET INCOME                                                 3,251         3,496
PREFERRED STOCK DIVIDENDS                                (13,261)      (11,561)
                                                       ---------     ---------
NET LOSS APPLICABLE TO COMMON STOCKHOLDERS             $ (10,010)    $  (8,065)
                                                       =========     =========
LOSS PER COMMON SHARE - BASIC                          $   (1.86)    $   (1.50)
                                                       =========     =========
LOSS PER COMMON SHARE - DILUTED                        $   (1.86)    $   (1.50)
                                                       =========     =========

SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

                                                       INTERLINE BRANDS, INC AND SUBSIDIARIES
                                    CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY) (UNAUDITED)
                                                         THREE MONTHS ENDED MARCH 26, 2004
                                                         (In thousands, except share data)

                                                                       RETAINED    ACCUMULATED
                                                                       EARNINGS        OTHER              TOTAL
                                      COMMON STOCK      STOCKHOLDER  (ACCUMULATED  COMPREHENSIVE       STOCKHOLDERS'
                                  SHARES       AMOUNT       LOANS      DEFICIT)     INCOME (LOSS)    (DEFICIT) EQUITY
                                ---------   ---------   -----------  ------------ ---------------   ------------------
BALANCE, DECEMBER 26, 2003      5,334,546   $   1,994   $  (1,545)   $(265,548)   $          563    $        (264,536)

Preferred Stock dividends              --          --          --      (13,261)               --              (13,261)
Interest on shareholder notes          --          --          12           --                --                   12
Issuance of restricted stock       39,114          --          --           --                --                   --
Comprehensive income:
Net income                             --          --          --        3,251                --                   --
Foreign currency translation           --          --          --           --               (23)                  --
Total comprehensive income             --          --          --           --                --                3,228

                                ---------   ---------   ---------    ---------    --------------    ------------------
BALANCE, MARCH 26, 2004         5,373,660   $   1,994   $  (1,533)   $(275,558)   $          540    $        (274,557)
                                =========   =========   =========    =========    ==============    ==================

SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

                     INTERLINE BRANDS, INC AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                 THREE MONTHS ENDED MARCH 26, 2004 AND MARCH 28,
                               2003 (In thousands)

                                                                      THREE MONTHS ENDED
                                                               MARCH 26, 2004  MARCH 28, 2003
                                                               --------------  --------------
OPERATING ACTIVITIES :
Net income                                                          $  3,251    $  3,496
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization                                          2,983       2,878
Amortization of debt issuance costs                                      487         414
Accretion of discount on 16% senior subordinated notes                    --         115
Change in fair value of interest rate swaps                           (1,104)       (721)
Interest on stockholder notes                                             12         (26)
Deferred income taxes                                                    140          41
16% senior subordinated notes issued for interest due                     --         716

Changes in assets and liabilities, net of effects of acquisition:
Accounts receivable - trade                                           (8,408)     (3,588)
Accounts receivable - other                                            4,411       3,329
Inventory                                                                817      10,122
Prepaid expenses and other current assets                                602       1,156
Other assets                                                            (150)       (547)
Accrued interest payable                                               5,477       1,182
Accounts payable                                                       6,493      (6,444)
Accrued expenses and other current liabilities                           179      (1,001)
Accrued merger expenses                                                  (88)       (721)
Income taxes payable                                                   1,138          --
                                                                    --------    --------
Net cash provided by operating activities                             16,240      10,401
                                                                    --------    --------
INVESTING ACTIVITIES :
Purchase of property and equipment                                    (1,429)     (1,578)
Purchase of businesses, net of cash acquired                            (289)         --
                                                                    --------    --------
Net cash used in investing activities                                 (1,718)     (1,578)
                                                                    --------    --------
FINANCING ACTIVITIES :
Decrease in revolver and swingline, net                                   --      (7,500)
Repayment of debt                                                     (1,750)         --
Payment of debt issuance costs                                          (218)         --
                                                                    --------    --------
Net cash used in financing activities                                 (1,968)     (7,500)
                                                                    --------    --------
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS             (23)        270
                                                                    --------    --------
NET INCREASE IN CASH AND CASH EQUIVALENTS                             12,531       1,593
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                         1,612       5,557
                                                                    --------    --------
CASH AND CASH EQUIVALENTS, END OF PERIOD                            $ 14,143    $  7,150
                                                                    ========    ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for :
Interest, net                                                       $  4,209    $  7,132
                                                                    ========    ========
Income taxes (net of refunds)                                       $    270    $    181
                                                                    ========    ========
SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
      Dividends on preferred stock                                  $ 13,261    $ 11,561
                                                                    ========    ========

SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

                     INTERLINE BRANDS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                        (IN THOUSANDS, EXCEPT SHARE DATA)
--------------------------------------------------------------------------------

1.       BASIS OF PRESENTATION

      The accompanying unaudited interim financial statements of Interline Brands, Inc. ("Interline" or the "Company") reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

      The Company is in one industry, the distribution of maintenance, repair and operations, or MRO, products. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosure about Segments of an Enterprise and Related Information", the Company has one operating segment. Our net sales for the three month periods ended March 26, 2004 and March 28, 2003 by product category were as follows (in millions):


                                         THREE MONTHS ENDED   THREE MONTHS ENDED
PRODUCT CATEGORY                           MARCH 26, 2004       MARCH 28, 2003
----------------                           --------------       --------------

Plumbing................................           $79.4                $75.9
Electrical..............................            27.6                 17.0
Security Hardware.......................            12.1                 12.4
Hardware................................            10.4                 10.8
Appliances and Parts....................            10.4                  9.3
HVAC....................................             8.6                  7.7
Other...................................            24.1                 21.8

  Total.................................          $172.6               $154.9


2.       EARNINGS PER SHARE

      Net income per share for all periods has been computed in accordance with SFAS No. 128, "Earnings per Share". Basic net income per share is computed by dividing net income by the weighted-average number of shares outstanding during the year. Diluted net income per share is computed by dividing net income attributable to common stockholders by the weighted-average number of shares outstanding during the year, assuming dilution.

                     INTERLINE BRANDS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (CONTINUED)
                        (IN THOUSANDS, EXCEPT SHARE DATA)
--------------------------------------------------------------------------------


      The amounts used in calculating net income (loss) per share data are as follows:

                                                           THREE MONTHS ENDED
                                                         MARCH 26,     MARCH 28,
                                                            2004           2003
                                                        ----------     ---------

Net income                                              $  3,251       $  3,496

Preferred stock dividends                                (13,261)       (11,561)
                                                        --------       --------
Net loss applicable to common stockholders              $(10,010)      $ (8,065)
                                                        ========       ========


Weighted average shares outstanding - basic                5,374          5,385
Effect of dilutive stock options                              --             --
                                                        --------       --------
Weighted average shares outstanding - diluted              5,374          5,385
                                                        ========       ========


      Options to purchase 192,226 and 177,788 shares of common stock which were outstanding at March 26, 2004 and March 28, 2003, respectively, were not included in the computation of weighted average shares outstanding-diluted because the options exercise prices are greater than the average fair market value of common stock and the effect would be antidilutive.

3.       DEBT

      Long-term debt at March 26, 2004 and December 26, 2003 consists of the following:

                                                  MARCH 26,       DECEMBER 26,
                                                     2004             2003
                                                ------------     -------------

Term Loan                                       $   136,500      $   138,250

Note payable                                          3,275            3,275

11.5% Senior Subordinated Notes                     200,000          200,000
                                                ------------     -------------

                                                    339,775          341,525

Less current portion                                 (7,000)          (7,000)
                                                ------------     -------------

                                                $   332,775      $   334,525
                                                ============     =============

                     INTERLINE BRANDS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (CONTINUED)
                        (IN THOUSANDS, EXCEPT SHARE DATA)
--------------------------------------------------------------------------------

      In May 2003, the Company completed an offering of $200.0 million principal amount of 11.5% Senior Subordinated Notes due 2011 and entered into a new $205.0 million senior secured credit facility which consists of a $140.0 million term loan facility and a $65.0 million revolving loan facility, a portion of which is available in the form of letters of credit. The net proceeds from the offering of Senior Subordinated Notes and the refinancing of the former credit facility with the new credit facility were used to: (1) repay all outstanding indebtedness under our former credit facility, (2) redeem all of the 16% senior subordinated notes, (3) pay accrued interest and related redemption premiums on our former debt and (4) pay transaction fees and expenses related to the offering and new credit facility. These transactions are referred to collectively as the "Refinancing Transactions".

      The $200.0 million principal amount 11.5% Senior Subordinated Notes due 2011 pay interest each May 15 and November 15. Prior to May 15, 2006, the Company may redeem up to 35% of the Senior Subordinated Notes using proceeds of certain equity offerings. The Company may redeem all or a portion of the notes after May 15, 2007, subject to redemption premiums unless redeemed after May 15, 2009.

      Borrowings under the term loan facility and revolving loan facility bear interest, at the Company's option, at either LIBOR plus a spread or at an alternate base rate plus a spread. Interest rates in effect on borrowings under the term loan facility at March 26, 2004 ranged from 4.61% for LIBOR based borrowings to 6.50% for prime based borrowings. Outstanding letters of credit under the revolving loan facility are subject to a per annum fee equal to the applicable spread over the adjusted LIBOR for revolving loans. The term loan facility matures on November 30, 2009 and the revolving loan facility matures on May 31, 2008.

      As of March 26, 2004, the Company had $5.0 million of letters of credit issued and $60.0 million available under the revolving loan facility. There were no borrowings outstanding under the revolving loan facility at March 26, 2004. The credit facility is secured by substantially all of the assets of the Company.

      Periodically, the Company enters into derivative financial instruments, including interest rate exchange agreements, to manage its exposure to fluctuations in interest rates on its debt. At March 26, 2004, the Company had interest rate exchange agreements, or swaps, outstanding with a total notional amount of $151.0 million. These agreements, which mature between April and October of 2005, effectively fix the interest rate on the Company's variable rate borrowings under the term loan facility at a weighted average rate of 6.56%. The market value of the outstanding interest rate exchange agreements has been recorded as a long-term liability of $11.7 million at March 26, 2004. The Company's derivative activities are for purposes other than trading.

      The credit facility contains customary affirmative and negative covenants that limit the Company's ability to incur additional indebtedness, pay dividends on its common stock or redeem, repurchase or retire its common stock or subordinated indebtedness, make certain investments, sell assets, and consolidate, merge or transfer assets, and that require the Company to maintain certain debt to cash flow and interest expense coverage ratios. The Company was in compliance with all covenants at March 26, 2004.

      In April 2003, the Company issued a non-recourse note payable in the principal amount of $3.3 million for the purchase of an investment. This note, which is secured only by the investment, bears interest at a rate of 4% per annum, with principal due in full in April 2010.

                     INTERLINE BRANDS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (CONTINUED)
                        (IN THOUSANDS, EXCEPT SHARE DATA)
--------------------------------------------------------------------------------


       The maturities of long-term debt subsequent to March 26, 2004 are as follows:

             2004                                          $          5,250
             2005                                                     7,875
             2006                                                    11,375
             2007                                                    14,000
             2008                                                    15,750
             Thereafter                                             285,525
                                                           ----------------
                                                           $        339,775
                                                           ================


4.       STOCK OPTION PLANS

       During 2000, the Company established a Stock Award Plan, (the "2000 Plan"), under which the Company may award a total of 525,000 shares of common stock in the form of incentive stock options, nonqualified stock options, stock appreciation rights, or SARs, and restricted stock awards, all of which may be awarded to directors, officers, key employees and consultants. The exercise price per share for an incentive stock option may not be less than 100% of the fair market value of a share of common stock on the grant date. The exercise price per share for an incentive stock option granted to a person owning stock possessing more than 10% of the total combined voting power of all classes of stock may not be less than 110% of the fair market value of a share of common stock on the grant date, and may not be exercisable after the expiration of five years from the date of grant. The options generally vest ratably over a five-year period and may not be exercisable after the expiration of 10 years from the date of grant. The Company's compensation committee will determine in its sole discretion whether a SAR is settled in cash, shares or a combination of cash and shares.

       A summary of the status of the Company's stock option plans is as follows:

                                                                                    WEIGHTED
                                                NUMBER       EXERCISE PRICE     AVERAGE EXERCISE
                                              OF SHARES        PER SHARE         PRICE PER SHARE
Outstanding at December 26, 2003                187,532      $ 0.50 - $20.33       $   6.17

2004:

  Granted                                         4,694                 0.50           0.50
                                                -------
Outstanding at March 26, 2004                   192,226      $ 0.50 - $20.33       $   6.06
                                                =======

      All stock options granted were at prices no less than the fair market value of the common stock at the grant date.

      The Company accounted for the option plans in accordance with APB Opinion No. 25, under which no compensation cost has been recognized for stock option awards.

      Compensation cost for options granted which was determined based on the estimated fair value at the grant date consistent with the method prescribed by SFAS 123, did not have a material effect on net income. The fair value of each option was estimated on the date of grant using the Black-Scholes option pricing model, with the following assumptions used for options granted in 2003 and 2004: dividend yield of 0%, expected volatility of 0%, risk-free interest rate of 3.48% and 4.05% respectively, and expected life of 5 years.

                     INTERLINE BRANDS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (CONTINUED)
                        (IN THOUSANDS, EXCEPT SHARE DATA)
--------------------------------------------------------------------------------


5.       SUBSIDIARY GUARANTORS

     The Company completed an offering of $200 million principal amount of Senior Subordinated Notes in connection with its Refinancing Transactions. The Company has filed a registration statement with the Securities and Exchange Commission with respect to an exchange offer for the Senior Subordinated Notes and with respect to resales of the Senior Subordinated Notes by an affiliate of the Company for market-making purposes. The registration statement has been declared effective by the SEC. The Company's new Senior Subordinated Notes are fully and unconditionally guaranteed, jointly and severally, on a subordinated basis by Wilmar Holdings, Inc., Wilmar Financial, Inc., and Glenwood Acquisition LLC (wholly-owned subsidiaries of Interline). The guarantees by these subsidiary guarantors (the "Subsidiary Guarantors") will be senior to any of their existing and future subordinated obligations, equal in right of payment with any of their existing and future senior subordinated indebtedness and subordinated to any of their existing and future senior indebtedness. Accordingly, condensed consolidating financial statements for Interline Brands, Inc. and the Subsidiary Guarantors are presented below.

                                CONDENSED CONSOLIDATING BALANCE SHEET (UNAUDITED)
                                                 As of March 26, 2004
---------------------------------------------------------------------------------------------------------------------

                                                                     PARENT   SUBSIDIARY
                                                                    COMPANY   GUARANTORS  ELIMINATIONS  CONSOLIDATED
                                                                  ---------   ----------  ------------  -------------
                                                                                            (In thousands)
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                       $  14,072    $      71    $      --    $  14,143
  Cash-restricted                                                     1,000           --           --        1,000
  Accounts receivable - trade, net                                   92,092           --           --       92,092
  Accounts receivable - other                                         8,521           --           --        8,521
  Inventory                                                         118,484           --           --      118,484
  Prepaid expenses and other current assets                           3,652            7           --        3,659
  Deferred income taxes                                              10,382           --           --       10,382
  Due from Parent                                                        --       46,086      (46,086)          --
  Investment in subsidiaries                                         66,151           --      (66,151)          --
                                                                  ---------    ---------    ---------    ---------
           Total current assets                                     314,354       46,164     (112,237)     248,281

PROPERTY AND EQUIPMENT, net                                          30,049           --           --       30,049

GOODWILL                                                            202,227           --           --      202,227

OTHER INTANGIBLE ASSETS, net                                         89,366           --           --       89,366

OTHER ASSETS                                                          5,562        6,749       (3,451)       8,860
                                                                  ---------    ---------    ---------    ---------
TOTAL ASSETS                                                      $ 641,558    $  52,913    $(115,688)   $ 578,783
                                                                  =========    =========    =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY
   (DEFICIENCY)

CURRENT LIABILITIES:
  Current portion of long-term debt                               $   7,000    $      --    $      --    $   7,000
  Accounts payable                                                   49,670            3           --       49,673
  Accrued expenses and other current liabilities                     19,514           --           --       19,514
  Accrued interest payable                                           11,279           --           --       11,279
  Accrued merger expenses                                             4,651           --           --        4,651
  Income taxes payable                                               (2,262)       3,400           --        1,138
  Due to subsidiaries                                                46,126           --      (46,126)          --
                                                                  ---------    ---------    ---------    ---------
           Total current liabilities                                135,978        3,403      (46,126)      93,255

LONG-TERM LIABILITIES:
  Deferred income taxes                                              22,746           --           --       22,746
  Interest rate swaps                                                11,691           --           --       11,691
  Long-term debt, net of current portion                            329,500        3,275           --      332,775
                                                                  ---------    ---------    ---------    ---------
TOTAL LIABILITIES                                                   499,915        6,678      (46,126)     460,467
                                                                  ---------    ---------    ---------    ---------
SENIOR PREFERRED STOCK, $0.01 par value, 27,000,000
    shares authorized; 23,600,014 shares issued and outstanding     392,873           --           --      392,873

STOCKHOLDERS' EQUITY (DEFICIENCY):
  Common stock, no par value,  7,500,000 shares authorized,
   5,373,660 shares issued and outstanding                            1,994           --           --        1,994
  Additional paid-in-capital                                             --       43,285      (43,285)          --
  Accumulated deficit                                              (275,558)      26,277      (26,277)    (275,558)
  Stockholder loans                                                  (1,533)          --           --       (1,533)
  Dividends                                                          23,327      (23,327)          --           --
  Accumulated other comprehensive loss                                  540           --           --          540
                                                                  ---------    ---------    ---------    ---------
TOTAL STOCKHOLDERS' EQUITY (DEFICIENCY)                            (251,230)      46,235      (69,562)    (274,557)
                                                                  ---------    ---------    ---------    ---------
TOTAL LIABILITIES AND STOCKHOLDERS'
   EQUITY (DEFICIENCY)                                            $ 641,558    $  52,913    $(115,688)   $ 578,783
                                                                  =========    =========    =========    =========

                                           CONDENSED CONSOLIDATING BALANCE SHEET (UNAUDITED)
                                                        As of December 26, 2003
---------------------------------------------------------------------------------------------------------------------

                                                                     PARENT   SUBSIDIARY
                                                                    COMPANY   GUARANTORS  ELIMINATIONS  CONSOLIDATED
                                                                  ---------   ----------  ------------  -------------
                                                                                            (In thousands)
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                       $   1,527    $      85    $      --    $   1,612
  Cash-restricted                                                     1,000           --           --        1,000
  Accounts receivable - trade, net                                   83,684           --           --       83,684
  Accounts receivable - other                                        12,932           --           --       12,932
  Inventory                                                         119,301           --           --      119,301
  Prepaid expenses and other current assets                           4,255            5           --        4,260
  Deferred income taxes                                              10,318           --           --       10,318
  Due from Parent                                                        --       43,259      (43,259)          --
                                                                  ---------    ---------    ---------    ---------
  Investment in subsidiaries                                         64,330           --      (64,330)          --

           Total current assets                                     297,347       43,349     (107,589)     233,107

PROPERTY AND EQUIPMENT, net                                          30,605           --           --       30,605

GOODWILL                                                            202,227           --           --      202,227

OTHER INTANGIBLE ASSETS, net                                         90,632           --           --       90,632

OTHER ASSETS                                                          5,412        6,614       (3,315)       8,711
                                                                  ---------    ---------    ---------    ---------
TOTAL ASSETS                                                      $ 626,223    $  49,963    $(110,904)   $ 565,282
                                                                  =========    =========    =========    =========
LIABILITIES AND STOCKHOLDERS' EQUITY
   (DEFICIENCY)

CURRENT LIABILITIES:
  Current portion of long-term debt                               $   7,000    $      --    $      --    $   7,000
  Accounts payable                                                   43,170           10           --       43,180
  Accrued expenses and other current liabilities                     19,623           --           --       19,623
  Accrued interest payable                                            5,803           --           --        5,803
  Accrued merger expenses                                             4,739           --           --        4,739
  Income taxes payable                                               (2,400)       2,400           --           --
  Due to subsidiaries                                                43,299           --      (43,299)          --
                                                                  ---------    ---------    ---------    ---------
           Total current liabilities                                121,234        2,410      (43,299)      80,345

LONG-TERM LIABILITIES:
  Deferred income taxes                                              22,543           --           --       22,543
  Interest rate swaps                                                12,793           --           --       12,793
  Long-term debt, net of current portion                            331,250        3,275           --      334,525
                                                                  ---------    ---------    ---------    ---------
TOTAL LIABILITIES                                                   487,820        5,685      (43,299)     450,206
                                                                  ---------    ---------    ---------    ---------
SENIOR PREFERRED STOCK, $0.01 par value, 27,000,000
    shares authorized; 23,600,014 shares issued and outstanding     379,612           --           --      379,612

STOCKHOLDERS' EQUITY (DEFICIENCY):
  Common stock, no par value,  7,500,000 shares authorized,
   5,334,546 shares issued and outstanding                            1,994           --           --        1,994
  Additional paid-in-capital                                             --       43,285      (43,285)          --
  Accumulated deficit                                              (265,548)      24,320      (24,320)    (265,548)
  Stockholder loans                                                  (1,545)          --           --       (1,545)
  Dividends                                                          23,327      (23,327)          --           --
  Accumulated other comprehensive loss                                  563           --           --          563
                                                                  ---------    ---------    ---------    ---------
TOTAL STOCKHOLDERS' EQUITY (DEFICIENCY)                            (241,209)      44,278      (67,605)    (264,536)
                                                                  ---------    ---------    ---------    ---------
TOTAL LIABILITIES AND STOCKHOLDERS'
   EQUITY (DEFICIENCY)                                            $ 626,223    $  49,963    $(110,904)   $ 565,282
                                                                  =========    =========    =========    =========

                             CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED)
                                          Three Months Ended March 26, 2004
----------------------------------------------------------------------------------------------------------------------

                                                                     PARENT   SUBSIDIARY
                                                                    COMPANY   GUARANTORS  ELIMINATIONS  CONSOLIDATED
                                                                  ---------   ----------  ------------  -------------
                                                                                            (In thousands)
NET SALES                                                         $ 172,604    $      --    $      --    $ 172,604
COST OF SALES                                                       106,881           --           --      106,881
                                                                  ---------    ---------    ---------    ---------
          Gross profit                                               65,723           --           --       65,723

OPERATING EXPENSES:
  Selling, general and administrative expenses                       48,252            5           --       48,257
  Depreciation and amortization                                       2,983           --           --        2,983
                                                                  ---------    ---------    ---------    ---------
          Total operating expenses                                   51,235            5           --       51,240
                                                                  ---------    ---------    ---------    ---------
OPERATING INCOME                                                     14,488           (5)          --       14,483

CHANGE IN FAIR VALUE OF INTEREST
  RATE SWAPS                                                          1,104           --           --        1,104
INTEREST EXPENSE                                                    (13,021)          --        2,827      (10,194)
INTEREST INCOME                                                           8        2,827       (2,827)           8
OTHER INCOME (EXPENSE)                                                  136          136         (136)         136
EQUITY IN EARNINGS OF SUSIDIARIES                                     1,822           --       (1,822)          --
                                                                  ---------    ---------    ---------    ---------
          Income (loss) before income taxes                           4,537        2,958       (1,958)       5,537

PROVISION FOR INCOME TAXES                                            1,286        1,000           --        2,286
                                                                  ---------    ---------    ---------    ---------
NET INCOME (LOSS)                                                     3,251        1,958       (1,958)       3,251

PREFERRED STOCK DIVIDENDS                                           (13,261)          --           --      (13,261)
                                                                  ---------    ---------    ---------    ---------
NET (LOSS) INCOME APPLICABLE TO
   COMMON STOCKHOLDERS                                            $ (10,010)   $   1,958    $  (1,958)   $ (10,010)
                                                                  =========    =========    =========    =========

                            CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED)
                                         Three Months Ended March 28, 2003
---------------------------------------------------------------------------------------------------------------------

                                                                     PARENT   SUBSIDIARY
                                                                    COMPANY   GUARANTORS  ELIMINATIONS  CONSOLIDATED
                                                                  ---------   ----------  ------------  -------------
                                                                                            (In thousands)
NET SALES                                                         $ 154,864    $      --    $      --    $ 154,864
COST OF SALES                                                        95,705           --           --       95,705
                                                                  ---------    ---------    ---------    ---------
          Gross profit                                               59,159           --           --       59,159

OPERATING EXPENSES:
  Selling, general and administrative expenses                       41,541            8           --       41,549
  Depreciation and amortization                                       2,878           --           --        2,878
  Special costs and expenses                                            211           --           --          211
                                                                  ---------    ---------    ---------    ---------
          Total operating expenses                                   44,630            8           --       44,638
                                                                  ---------    ---------    ---------    ---------
OPERATING INCOME                                                     14,529           (8)          --       14,521

CHANGE IN FAIR VALUE OF INTEREST
  RATE SWAPS                                                            721           --           --          721
INTEREST EXPENS                                                     (13,240)          --        3,600       (9,640)
INTEREST INCOME                                                          37        3,600       (3,600)          37
EQUITY IN EARNINGS OF SUSIDIARIES                                     2,392           --       (2,392)          --
                                                                  ---------    ---------    ---------    ---------
          Income (loss) before income taxes                           4,439        3,592       (2,392)       5,639

PROVISION FOR INCOME TAXES                                              943        1,200           --        2,143
                                                                  ---------    ---------    ---------    ---------
NET INCOME (LOSS)                                                     3,496        2,392       (2,392)       3,496

PREFERRED STOCK DIVIDENDS                                           (11,561)          --           --      (11,561)
                                                                  ---------    ---------    ---------    ---------
NET (LOSS) INCOME APPLICABLE TO
   COMMON STOCKHOLDERS                                            $  (8,065)   $   2,392    $  (2,392)   $  (8,065)
                                                                  =========    =========    =========    =========

           CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (UNAUDITED)
                        Three Months Ended March 26, 2004
----------------------------------------------------------------------------------------------------------------------

                                                                         PARENT   SUBSIDIARY
                                                                         COMPANY   GUARANTORS  ELIMINATIONS  CONSOLIDATED
                                                                        --------   ----------  ------------  -------------
                                                                                            (In thousands)
OPERATING ACTIVITIES:
  Net income                                                            $  3,251    $  1,958    $ (1,958)   $  3,251
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation and amortization                                          2,983          --          --       2,983
    Amortization of debt issuance costs                                      487          --          --         487
    Accretion of discount on 16% senior subordinated notes                    --          --          --          --
    Change in fair value of interest rate swaps                           (1,104)         --          --      (1,104)
    Interest on shareholder loans                                             12          --          --          12
    Deferred income taxes                                                    140          --          --         140
   16% senior subordinated notes issued for interest due                      --          --          --          --
    Equity in earnings of subsidiaries                                    (1,958)         --       1,958          --
    Changes in assets and liabilities, net of effects of acquisition:
      Accounts receivable - trade                                         (8,408)         --          --      (8,408)
      Accounts receivable - other                                          4,411          --          --       4,411
      Inventory                                                              817          --          --         817
      Prepaid expenses and other current assets                              604          (2)         --         602
      Due from parent                                                         --      (2,826)      2,826          --
      Other assets                                                           (14)       (136)         --        (150)
      Accrued interest payable                                             5,477          --          --       5,477
      Accounts payable                                                     6,501          (8)         --       6,493
      Accrued expenses and other current liabilities                         179          --          --         179
      Accrued merger expenses                                                (88)         --          --         (88)
      Income taxes payable                                                   138       1,000          --       1,138
      Due to subsidiaries                                                  2,826          --      (2,826)         --
                                                                        --------    --------    --------    --------
           Net cash provided by (used in) operating activities            16,254         (14)         --      16,240
                                                                        --------    --------    --------    --------

INVESTING ACTIVITIES:
  Purchase of property and equipment                                      (1,429)         --          --      (1,429)
  Purchase of business, net of assets acquired                              (289)         --          --        (289)
                                                                        --------    --------    --------    --------
           Net cash used in investing activities                          (1,718)         --          --      (1,718)
                                                                        --------    --------    --------    --------

FINANCING ACTIVITIES:
    Repayment of debt                                                     (1,750)         --          --      (1,750)
    Payment of debt issuance costs                                          (218)         --          --        (218)
                                                                        --------    --------    --------    --------
           Net cash used in financing activities                          (1,968)         --          --      (1,968)
                                                                        --------    --------    --------    --------

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND
  CASH EQUIVALENTS                                                           (23)         --          --         (23)
                                                                        --------    --------    --------    --------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                 12,545         (14)         --      12,531

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                             1,527          85          --       1,612
                                                                        --------    --------    --------    --------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                $ 14,072    $     71    $     --    $ 14,143
                                                                        ========    ========    ========    ========

           CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (UNAUDITED)
                        Three Months Ended March 28, 2003
----------------------------------------------------------------------------------------------------------------------------

                                                                             PARENT   SUBSIDIARY
                                                                            COMPANY   GUARANTORS  ELIMINATIONS  CONSOLIDATED
                                                                           --------   ----------  ------------  -------------
                                                                                            (In thousands)
OPERATING ACTIVITIES:
  Net income                                                               $  3,496    $  2,392    $ (2,392)   $  3,496
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation and amortization                                             2,878          --          --       2,878
    Amortization of debt issuance costs                                         414          --          --         414
    Accretion and write off of discount on 16% senior subordinated notes        115          --          --         115
    Change in fair value of interest rate swaps                                (721)         --          --        (721)
    Interest on shareholder loans                                               (26)         --          --         (26)
    Deferred income taxes                                                        41          --          --          41
    16% senior subordinated notes issued for interest dues                      716          --          --         716
    Equity in earnings of subsidiaries                                       (2,392)         --       2,392          --
    Changes in assets and liabilities, net of effects of acquisition:
      Accounts receivable - trade                                            (3,588)         --          --      (3,588)
      Accounts receivable - other                                             3,329          --          --       3,329
      Inventory                                                              10,122          --          --      10,122
      Prepaid expenses and other current assets                               1,154           2          --       1,156
      Other assets                                                             (547)         --          --        (547)
      Accrued interest payable                                                1,182          --          --       1,182
      Accounts payable                                                       (6,444)         --          --      (6,444)
      Accrued expenses and other current liabilities                         (1,002)          1          --      (1,001)
      Accrued merger expenses                                                  (721)         --          --        (721)
      Due to subsidiaries                                                     2,400          --      (2,400)         --
      Income taxes payable                                                       --          --          --          --
      Due from parent                                                            --      (2,400)      2,400          --
                                                                           --------    --------    --------    --------
           Net cash provided by (used in) operating activities               10,406          (5)         --      10,401

INVESTING ACTIVITIES:
  Purchase of property and equipment                                         (1,578)         --          --      (1,578)
                                                                           --------    --------    --------    --------
           Net cash used in investing activities                             (1,578)         --          --      (1,578)
                                                                           --------    --------    --------    --------

FINANCING ACTIVITIES:
    Increase in revolver and swingline, net                                  (7,500)         --          --      (7,500)
    Repayment of long-term borrowing                                             --          --          --          --
    Payment of debt issuance costs                                               --          --          --          --
                                                                           --------    --------    --------    --------
           Net cash used in financing activities                             (7,500)         --          --      (7,500)
                                                                           --------    --------    --------    --------

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS                    270          --          --         270
                                                                           --------    --------    --------    --------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                     1,598          (5)         --       1,593

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                5,459          98          --       5,557
                                                                           --------    --------    --------    --------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                   $  7,057    $     93    $     --    $  7,150
                                                                           ========    ========    ========    ========

ITEM 2.

         MANAGEMENT'S DISCUSSIONS AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


YOU SHOULD READ THE FOLLOWING DISCUSSION IN CONJUNCTION WITH OUR UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS AND RELATED NOTES INCLUDED IN THIS QUARTERLY REPORT, AND OUR AUDITED CONSOLIDATED FINANCIAL STATEMENTS AND RELATED NOTES INCLUDED IN OUR ANNUAL REPORT ON FORM 10-K FILED WITH THE SEC.


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

         o        our level of debt,

         o        interest rate fluctuations,

         o        future cash flows,

         o the highly competitive nature of the maintenance, repair and operations distribution industry,

         o        general market conditions,

         o        changes in consumer preferences,

         o        adverse publicity and litigation, and

         o        labor and benefit costs and

         o the other factors listed under "Risk Factors" in our Annual Report on Form 10-K filed with the SEC.

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

         We market and sell our products primarily through eight distinct and targeted brands. The product and service offerings of each brand are tailored to the unique needs of the customer groups it serves. We reach our markets using a variety of sales channels, including a direct sales force of field sales representatives, telesales representatives, a direct mail program, brand-specific e-commerce websites and a national accounts sales program.


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

IMPAIRMENT OF GOODWILL, INTANGIBLES AND OTHER LONG-LIVED ASSETS

         Management assesses the recoverability of our goodwill, identifiable intangibles and other long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The following factors, if present, may trigger an impairment review: (1) significant underperformance relative to expected historical or projected future operating results; (2) significant negative industry or economic trends; (3) a significant increase in competition; and (4) a significant increase in interest rates on debt. If the recoverability of these assets is unlikely because of the existence of one or more of the above-mentioned factors, an impairment analysis is performed using a projected discounted cash flow method. Management must make assumptions regarding estimated future cash flows and other factors to determine the fair value of these respective assets. If these estimates or related assumptions change in the future, we may be required to record an impairment charge. Impairment charges would be included in selling, general and administrative expenses in our statements of operations, and would result in reduced carrying amounts of the related assets in our balance sheets.

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

THREE MONTHS ENDED MARCH 26, 2004 COMPARED TO THREE MONTHS ENDED MARCH 28, 2003

         OVERVIEW. First quarter 2004 demand in the facilities maintenance and professional contractor markets improved compared to the same period in 2003. As a distributor of a wide range of plumbing, electrical and hardware products, we are affected by price fluctuations in raw materials such as stainless steel, copper, aluminum, plastic and other related commodities. During the first quarter of 2004, commodity prices rose significantly, which contributed to our sales and gross profit growth during the period. In addition, electrical and specialty lighting sales stemming from our November 2003 acquisition of Florida Lighting contributed to our quarter over quarter double-digit sales growth. Our operating income as a percentage of net sales in the first quarter was lower than the prior year period by approximately 100 basis points, reflecting our continued investment in new sales and marketing initiatives, such as our national accounts program, expansion of our field sales and telesales networks, increased incentive compensation costs, and the opening of two contractor showrooms. Higher distribution costs related to increases in fuel prices during the quarter also contributed to increased costs.

         NET SALES. Our net sales increased by $17.7 million, or 11.5%, to $172.6 million in the three months ended March 2004 from $154.9 million in the three months ended March 2003. Daily sales were $2.7 million in the three months ended March 2004 and $2.4 million in the three months ended March 2003. During the third quarter of 2003, we reclassified freight costs paid by our customers ("freight revenue") from selling, general and administrative expenses to net sales. This reclassification did not have an effect on operating income. However, on a prospective basis it increases both net sales and selling, general and administrative costs. The effect of this reclassification for the three months ended March 2004 was $1.5 million. After adjusting for the effect of this freight reclassification and the Florida Lighting acquisition, which occurred at the end of November 2003, our sales for the first quarter of 2004 increased approximately 5.2% over the prior year period. This increase in sales was associated with higher demand for our products in most of our markets as well as commodity related price increases.

         GROSS PROFIT. Gross profit increased by $6.6 million, or 11.1%, to $65.7 million in the three months ended March 2004 from $59.1 million in the three months ended March 2003. Gross profit margins decreased to 38.1% for the three months ended March 2004 from 38.2% for the three months ended March 2003. This decline was primarily due to product mix and, more specifically, an increase in commodity product sales as a percentage of total sales in the quarter. Commodity products are typically sold at lower gross margins than our other products.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses, or SG&A expenses, increased by $6.7 million, or 16.1%, to $48.3 million in the three months ended March 2004 from $41.5 million in the three months ended March 2003. Excluding the effect of the freight reclassification and the Florida Lighting acquisition referenced above, SG&A expenses increased $2.4 million, or 5.7%. This increase was primarily due to higher payroll and fringe benefits costs associated with our investment in new sales and marketing initiatives.

         DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense increased by $0.1 million, or 3.6%, to $3.0 million in the three months ended March 2004 from $2.9 million in the three months ended March 2003. This was primarily due to a change in accounting estimate made in the third quarter of 2003 to change the estimated useful life of certain acquired customer lists to 17 years.

         SPECIAL COSTS AND EXPENSES. There were no special costs and expenses during the three months ended March 2004 and $0.2 million in the three months ended March 2003. Special costs and expenses consisted of non-recurring costs incurred in connection with our acquisition of Barnett. This decrease was due to the fact that the consolidation of the Barnett Acquisition is substantially completed.

         OPERATING INCOME. As a result of the foregoing, operating income remained relatively level at $14.5 million in the three months ended March 2004 and 2003.
         CHANGE IN FAIR VALUE OF INTEREST RATE SWAPS. We recorded a gain of $1.1 million in the three months ended March 2004 and $0.7 million in the three months ended March 2003 related to changes in the market value of our interest rate swap instruments. The non-cash gains were attributable to changes in market conditions, including but not limited to fluctuations in interest rates, general market volatility, and the remaining tenor of our instruments.

         INTEREST EXPENSE. Interest expense increased by $0.6 million in the three months ended March 2004 to $10.2 million from $9.6 million in the three months ended March 2003. This increase was attributable to higher average debt balances and incrementally higher interest costs associated with our entry into a new credit facility and issuance of $200.0 million aggregate principal amount 11.5% senior subordinated notes due 2011, or the 11.5% notes, in May 2003 as part of the Refinancing Transactions (described in Liquidity and Capital Resources).

          PROVISION FOR INCOME TAXES. The provision for income taxes was $2.3 million in the three months ended March 2004 compared to $2.1 million in the three months ended March 2003. The effective tax rate for the three months ended March 2004 was 41.3% compared to 38.0% in the three months ended March 2003. The increase in the effective tax rate was due primarily to an increase in state taxes.


LIQUIDITY AND CAPITAL RESOURCES

         As of March 26, 2004, we had approximately $60.0 million of availability under our $65.0 million revolving credit facility. Historically, our capital requirements have been for debt service obligations, acquisitions, the expansion and maintenance of our distribution network, upgrades of our proprietary information systems software and working capital requirements. We expect this to continue in the foreseeable future. Historically, we have funded these requirements through internally generated cash flow and funds borrowed under our credit facility. We expect our cash flow from operations and the loan availability under our credit facility to be our primary source of funds in the future. Letters of credit, which are issued under the revolving loan facility under our credit facility, will be used to support payment obligations incurred for our general corporate purposes. As of

March 26, 2004, we had $5.0 million of letters of credit issued under the credit facility. With respect to borrowings under our credit facility, we have the option to borrow at an adjusted LIBOR or an alternative base rate. Interest on the credit facility is payable quarterly, and with respect to any LIBOR borrowings, on the last day of the interest period applicable to the term of the borrowing.

         Net cash provided by operating activities was $16.2 million in the three months ended March 2004 compared to $10.4 million in the comparable period for the prior year. Net cash provided by operating activities in the three months ended March 2004 was higher than the prior year period as a result of changes in the timing of required interest payments associated with paying interest on our 11.5% notes on a semi-annual basis in the current period as opposed to our 16% senior subordinated notes due 2008 on a quarterly basis in the prior year period, as well as improved working capital trends.

         Net cash used in investing activities was $1.7 million in the three months ended March 2004 compared to $1.6 million in the three months ended March 2003. Net cash used in investing activities in the three months ended March 2004 and March 2003 was primarily attributable to capital expenditures made in the ordinary course of business.

         Net cash used in financing activities totaled $2.0 million in the three months ended March 2004 compared to net cash used in financing activities of $7.5 million in the three months ended March 2003. Net cash used in financing activities in the three months ended March 2004 was primarily attributable to the repayment of debt. Net cash used in financing activities in the three months ended March 2003 was attributable to repayment of borrowings against our former revolving credit facility.

         We issued $200.0 million aggregate principal amount of our 11.5% notes in May 2003 as part of the Refinancing Transactions as follows. On May 29, 2003, we entered into a new $205.0 million senior secured credit facility which consists of a $140.0 million term loan facility and a $65.0 million revolving loan facility. The net proceeds from the offering of the 11.5% notes and the refinancing of our former credit facility with a new credit facility were used to: (1) repay all outstanding indebtedness under our former credit facility, (2) redeem all of our outstanding 16% senior subordinated notes due 2008, (3) pay accrued interest and related redemption premiums on our former debt and (4) pay transaction fees and expenses related to the offering and the new credit facility. We refer to these transactions collectively as the "Refinancing Transactions". As of March 26, 2004, our total indebtedness was $344.8 million (of which $5.0 million was outstanding in the form of letters of credit), and our senior indebtedness was $141.5 million. On December 19, 2003 we amended our senior credit facility such that with respect to any term loans, the applicable rate was reduced from LIBOR plus 4.5% to LIBOR plus 3.5%.

         Capital expenditures were $1.4 million in the three months ended March 2004 compared to $1.6 million in the three months ended March 2003. Capital expenditures as a percentage of sales were 0.8% in the three months ended March 2004 and 1.0% in the three months ended March 2003.

         Our principal working capital need is for inventory and trade accounts receivable, which have generally increased with the growth in our business. Our principal sources of cash to fund our working capital needs are cash generated from operating activities and borrowings under our revolving credit facility.

         We believe that cash flow from operations and available borrowing capacity under our credit facility will be adequate to finance our ongoing operational cash flow needs and debt service obligations for the next twelve months.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         Periodically, we enter into derivative financial instruments, including interest rate exchange agreements, or swaps, to manage our exposure to fluctuations in interest rates on our debt. Under our existing swaps, we pay a fixed rate on the notional amount to our banks and the banks pays us a variable rate on the notional amount equal to a base LIBOR rate. The total notional amount of these transactions was $151.0 million at March 26, 2004. These agreements, which mature between April and October of 2005, effectively fix the interest at a weighted average rate of 6.56%. In the three months ended March 26, 2004 we have recognized a non-cash gain of $1.1 million from the change in value of our interest rate swaps. This increase in value of the interest rate swaps is attributable to changes in market conditions including, but not limited to, fluctuations in interest rates, general market volatility, and the remaining tenor of our instruments.

         Periodically, we perform an analysis to determine the effect on interest expense of instantaneous and sustained parallel shifts in interest rates of plus or minus 100 basis points over a period of twelve months. As of March 26, 2004, this analysis reflected that a 100 basis point change in interest rates would have resulted in a change in the fair value of the interest rate swaps of approximately $2.3 million. While this simulation is a useful measure of our sensitivity to changing rates, it is not a forecast of the future results and is based on many assumptions that, if changed, could cause a different outcome. In addition, a change in U.S. Treasury rates in the designated amounts accompanied by a change in the shape of the Treasury yield curve would cause significantly different changes to net interest income than indicated above.


ITEM 4.  CONTROLS AND PROCEDURES.

         Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 26, 2004. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 26, 2004, our disclosure controls and procedures were (1) designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our Chief Executive Officer and Chief Financial Officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

         No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended March 26, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS.

         We are involved in various legal proceedings that have arisen in the ordinary course of our business and have not been fully adjudicated. These actions, when ultimately concluded and determined, will not, in the opinion of management, have a material effect upon our consolidated financial position, results of operations or liquidity.



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a.       EXHIBITS

         The following exhibits are being filed as part of this Quarterly Report on Form 10-Q:

         10.25 Employment Agreement dated as of January 7, 2004 by and between Interline Brands, Inc. and Fred Bravo

         10.26 Employment Agreement dated as of January 7, 2004 by and between Interline Brands, Inc. and Pamela L. Maxwell

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

                                     INTERLINE BRANDS, INC.


                                     BY:  /s/ William E. Sanford
                                          --------------------------------------
                                          William E. Sanford
                                          Executive Vice President, Chief
                                          Financial Officer and Secretary

                                          (Duly Authorized Signatory and
                                          Principal Financial Officer)

Date: May 10, 2004
      ------------