Form 10-Q
period 2004-06-25
INTERLINE BRANDS INC
filed 2004-08-09
CIK 1250189

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)
     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            FOR THE QUARTERLY PERIOD ENDED JUNE 25, 2004

                                  OR

     [_]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934

            FOR THE TRANSITION PERIOD FROM __________ TO___________ COMMISSION FILE NUMBER 333-106801

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

                          Yes [_]           No  [X]


         As of the close of business on August 9, 2004, there were 5,399,736 shares outstanding of the registrant's common stock, no par value.

                                TABLE OF CONTENTS

                                                                                                PAGE
                                                                                                ----
                                    PART I -- FINANCIAL INFORMATION

 Item 1.    Financial Statements
                 Unaudited Condensed Consolidated Balance Sheets as of June 25, 2004
                          and December 26, 2003...................................................1
                 Unaudited Condensed Consolidated Statements of Operations
                 for the Three Months and Six Months Ended June 25, 2004 and June 27, 2003........2
                 Unaudited Condensed Consolidated Statement of Stockholders'
                 Equity (Deficiency) for the Six Months Ended June 25, 2004.......................3
                 Unaudited Condensed Consolidated Statements of Cash Flows
                 for the Six Months Ended June 25, 2004 and June 27, 2003.........................4
                 Notes to Unaudited Condensed Consolidated Financial
                 Statements.......................................................................5
 Item 2.    Management's Discussions and Analysis of Financial Condition
            and Results of Operations............................................................18
 Item 3.    Quantitative and Qualitative Disclosures about Market Risk...........................24
 Item 4.    Controls and Procedures..............................................................24


                                      PART II -- OTHER INFORMATION

 Item 1.    Legal Proceedings....................................................................25
 Item 6.    Exhibits and Reports on Form 8-K.....................................................25

 SIGNATURES......................................................................................26

                         PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.


                     INTERLINE BRANDS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                    AS OF JUNE 25, 2004 AND DECEMBER 26, 2003
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                                   June 25,         December 26,
                                                                                     2004               2003
                                                                                   ---------        ------------
ASSETS

CURRENT ASSETS:
       Cash and cash equivalents                                                   $   3,871          $   1,612
       Cash - restricted                                                               1,000              1,000
       Accounts receivable - trade (net of allowance for doubtful accounts
         of $6,482 and $6,316)                                                       104,023             83,684
       Accounts receivable - other                                                     9,286             12,932
       Inventory                                                                     133,919            119,301
       Prepaid expenses and other current assets                                       4,119              4,260
       Deferred income taxes                                                           9,178             10,318
                                                                                   ---------          ---------
               Total current assets                                                  265,396            233,107

PROPERTY AND EQUIPMENT, net                                                           29,873             30,605

GOODWILL                                                                             202,534            202,227

OTHER INTANGIBLE ASSETS, net                                                          87,927             90,632

OTHER ASSETS                                                                           8,898              8,711
                                                                                   ---------          ---------
TOTAL ASSETS                                                                       $ 594,628          $ 565,282
                                                                                   =========          =========
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES:
       Revolver                                                                    $   4,500          $      --
       Current portion of long-term debt                                               7,000              7,000
       Accounts payable                                                               61,484             43,180
       Accrued expenses and other current liabilities                                 20,874             19,623
       Current portion of interest rate swaps                                          3,229                 --
       Accrued interest payable                                                        5,469              5,803
       Accrued merger expenses                                                         4,556              4,739
       Income taxes payable                                                              742                 --
                                                                                   ---------          ---------
               Total current liabilities                                             107,854             80,345

LONG-TERM LIABILITIES:

DEFERRED INCOME TAXES                                                                 25,697             22,543
INTEREST RATE SWAPS                                                                    4,867             12,793
LONG-TERM DEBT, NET OF CURRENT PORTION                                               331,025            334,525
                                                                                   ---------          ---------
TOTAL LIABILITIES                                                                    469,443            450,206
                                                                                   ---------          ---------
COMMITMENTS AND CONTINGENCIES
SENIOR PREFERRED STOCK, $0.01 par value, 27,000,000 shares
  authorized; 23,600,014 shares issued and outstanding; at liquidation value         406,596            379,612
                                                                                   ---------          ---------
STOCKHOLDERS' EQUITY (DEFICIENCY):
       Common stock, no par value, 7,500,000 shares authorized; 5,399,736
          and 5,334,546 shares issued and outstanding                                  1,994              1,994
       Accumulated deficit                                                          (282,324)          (265,548)
       Stockholder loans                                                              (1,551)            (1,545)
       Accumulated other comprehensive income                                            470                563
                                                                                   ---------          ---------
TOTAL STOCKHOLDERS' EQUITY (DEFICIENCY)                                             (281,411)          (264,536)
                                                                                   ---------          ---------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                                           $ 594,628          $ 565,282
                                                                                   =========          =========

SEE ACCOMPANYING NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

                     INTERLINE BRANDS, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
        THREE MONTHS AND SIX MONTHS ENDED JUNE 25, 2004 AND JUNE 27, 2003
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                     Three Months Ended                 Six Months Ended
                                                               June 25, 2004   June 27, 2003     June 25, 2004    June 27, 2003
                                                               -------------   -------------     -------------    -------------
NET SALES                                                        $ 185,379        $ 159,686        $ 357,983        $ 314,550
COST OF SALES                                                      114,434           99,228          221,315          194,933
                                                                 ---------        ---------        ---------        ---------
    Gross profit                                                    70,945           60,458          136,668          119,617
                                                                 ---------        ---------        ---------        ---------
OPERATING EXPENSES :
    Selling, general and administrative expenses                    50,081           41,433           98,338           82,979
    Depreciation and amortization                                    3,443            2,740            6,426            5,622
    Special costs and expenses                                          --              167               --              378
                                                                 ---------        ---------        ---------        ---------
       Total operating expense                                      53,524           44,340          104,764           88,979
                                                                 ---------        ---------        ---------        ---------
OPERATING INCOME                                                    17,421           16,118           31,904           30,638
CHANGE IN FAIR VALUE OF INTEREST RATE SWAPS                          3,594              362            4,698            1,083
LOSS ON EXTINGUISHMENT OF DEBT                                          --          (14,893)              --          (14,893)
INTEREST EXPENSE                                                   (10,100)         (10,190)         (20,294)         (19,828)
INTEREST INCOME                                                         25               44               33               80
OTHER INCOME (EXPENSE)                                                  45               (8)             181               (8)
                                                                 ---------        ---------        ---------        ---------
    Income (loss) before income taxes                               10,985           (8,567)          16,522           (2,928)

PROVISION (BENEFIT) FOR INCOME TAXES                                 4,028           (3,141)           6,314             (998)
                                                                 ---------        ---------        ---------        ---------
NET INCOME (LOSS)                                                    6,957           (5,426)          10,208           (1,930)
PREFERRED STOCK DIVIDENDS                                          (13,723)         (11,964)         (26,984)         (23,525)
                                                                 ---------        ---------        ---------        ---------
NET LOSS APPLICABLE TO COMMON STOCKHOLDERS                       $  (6,766)       $ (17,390)       $ (16,776)       $ (25,455)
                                                                 =========        =========        =========        =========
LOSS PER COMMON SHARE - BASIC                                    $   (1.25)       $   (3.23)       $   (3.11)       $   (4.73)
                                                                 =========        =========        =========        =========
LOSS PER COMMON SHARE - DILUTED                                  $   (1.25)       $   (3.23)       $   (3.11)       $   (4.73)
                                                                 =========        =========        =========        =========


SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                     INTERLINE BRANDS, INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)(UNAUDITED)
                         SIX MONTHS ENDED JUNE 25, 2004
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                 Retained        Accumulated           Total
                                                                                 Earnings           Other          Stockholders'
                                          Common Stock          Stockholder    (Accumulated      Comprehensive        Equity
                                      Shares       Amount          Loans         Deficit)        Income (Loss)      (Deficiency)
                                    ---------     ---------    ------------    ------------      ------------      -------------
BALANCE, DECEMBER 26, 2003          5,334,546       $ 1,994        $ (1,545)    $ (265,548)        $   563          $ (264,536)

Preferred dividends                        --            --              --        (26,984)             --             (26,984)
Interest on shareholder notes              --            --              (6)            --              --                  (6)
Issuance of restricted stock           65,190            --              --             --              --                  --
Comprehensive income:
Net income                                 --            --              --         10,208              --                  --
Foreign currency translation               --            --              --             --             (93)                 --
Total comprehensive income                 --            --              --             --              --              10,115
                                    ---------     ---------      ----------     ----------       ---------          ----------
BALANCE, JUNE 25, 2004              5,399,736       $ 1,994        $ (1,551)    $ (282,324)        $   470          $ (281,411)
                                    =========     =========      ==========     ==========       =========          ===========


SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                     INTERLINE BRANDS, INC AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                SIX MONTHS ENDED JUNE 25, 2004 AND JUNE 27, 2003
                                 (IN THOUSANDS)

                                                                                               Six Months Ended
                                                                                    June 25, 2004          June 27, 2003
                                                                                    -------------          -------------
OPERATING ACTIVITIES:
   Net income                                                                          $  10,208            $  (1,930)
   Adjustments to reconcile net income to net cash
     provided by operating activities:
      Depreciation and amortization                                                        6,426                5,622
      Amortization and write-off of debt issuance costs                                      957                7,434
      Accretion and write-off of discount on 16% senior subordinated notes                    --                4,410
      Redemption premium on 16% senior subordinated notes                                     --                3,879
      Change in fair value of interest rate swaps                                         (4,697)              (1,083)
      Loss on disposal of property and equipment                                              --                    3
      Interest income on stockholder notes                                                    (6)                 (52)
      Deferred income taxes                                                                4,294               (1,569)
      16% senior subordinated notes issued for interest due                                   --                1,674
   Changes in assets and liabilities, net of effects of acquisition:
      Cash - restricted                                                                       --                  329
      Accounts receivable - trade                                                        (20,339)              (6,430)
      Accounts receivable - other                                                          3,646                4,759
      Inventory                                                                          (14,618)              17,908
      Prepaid expenses and other current assets                                              141               (2,060)
      Other assets                                                                          (100)                (368)
      Accrued interest payable                                                              (334)                (356)
      Accounts payable                                                                    18,304               (9,743)
      Accrued expenses and other current liabilities                                       1,369                 (777)
      Accrued merger expenses                                                               (183)                (806)
      Income taxes payable                                                                   742                   --
                                                                                       ---------            ---------
         Net cash provided by operating activities                                         5,810               20,844
                                                                                       ---------            ---------
INVESTING ACTIVITIES:
   Purchase of property and equipment                                                     (3,692)              (2,559)
   Purchase of businesses, net of cash acquired                                             (459)              (3,787)
                                                                                       ---------            ---------
         Net cash used in investing activities                                            (4,151)              (6,346)
                                                                                       ---------            ---------
FINANCING ACTIVITIES:
   Increase (decrease) in revolver and swingline, net                                      4,500              (18,500)
   Repayment of debt                                                                      (3,500)            (317,487)
   Proceeds from refinancing transactions                                                     --              340,000
   Payment of debt issuance and offering costs                                              (307)             (11,763)
                                                                                       ---------            ---------
      Net cash provided by (used in) financing activities                                    693               (7,750)
                                                                                       ---------            ---------
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS                                 (93)                 689
                                                                                       ---------            ---------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                                  2,259                7,437
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                             1,612                5,557
                                                                                       ---------            ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                               $   3,871            $  12,994
                                                                                       =========            =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Cash paid during the period for:
      Interest                                                                         $  19,444            $  17,523
                                                                                       =========            =========
      Income taxes (net of refunds)                                                    $     424            $   1,228
                                                                                       =========            =========
SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
      Dividends on preferred stock                                                     $  26,984            $  23,525
                                                                                       =========            =========
      Note issued for purchase of investment                                           $      --            $   3,275
                                                                                       =========            =========

SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                     INTERLINE BRANDS, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
--------------------------------------------------------------------------------


1.   BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated interim financial statements of Interline Brands, Inc. ("Interline" or the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission, which apply to interim financial statements. These unaudited condensed consolidated financial statements do not include all disclosures provided in the annual financial statements and notes thereto contained in the annual report on form 10-K for Interline Brands, Inc. for the year ended December 26, 2003 as filed with the Securities and Exchange Commission on March 25, 2004. All adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented have been recorded. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

     The Company is in one industry, the distribution of maintenance, repair and operations, or MRO, products. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosure about Segments of an Enterprise and Related Information", the Company has one operating segment. Our net sales for the three and six month periods ended June 25, 2004 and June 27, 2003 by product category were approximately (in millions):

                                          THREE MONTHS        THREE MONTHS       SIX MONTHS         SIX MONTHS
                                             ENDED               ENDED              ENDED             ENDED
     PRODUCT CATEGORY                    JUNE 25, 2004       JUNE 27, 2003      JUNE 25, 2004     JUNE 27, 2003
     ----------------                    -------------       -------------      -------------     -------------
     Plumbing.........................        $81.7               $75.1           $161.1              $151.0
     Electrical.......................         26.1                17.6             53.7                34.6
     Security Hardware................         13.0                12.8             25.1                25.2
     Hardware.........................         11.1                11.2             21.5                22.0
     Appliances and Parts.............         11.1                 9.6             21.5                18.9
     HVAC.............................         16.4                11.2             25.0                18.9
     Other............................         26.0                22.2             50.1                44.0
                                             ------              ------           ------              ------
        Total.........................       $185.4              $159.7           $358.0              $314.6
                                             ======              ======           ======              ======


2.   EARNINGS PER SHARE

     Net income per share for all periods has been computed in accordance with SFAS No. 128, "Earnings per Share". Basic net income per share is computed by dividing net income by the weighted average number of shares outstanding during the year. Diluted net income per share is computed by dividing net income attributable to common stockholders by the weighted average number of shares outstanding during the year, assuming dilution.

                     INTERLINE BRANDS, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (CONTINUED)
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
--------------------------------------------------------------------------------


     The amounts used in calculating net income (loss) per share data are as follows:

                                                                      THREE MONTHS ENDED               SIX MONTHS ENDED
                                                                 JUNE 25,         JUNE 27,        JUNE 25,        JUNE 27,
                                                                   2004            2003            2004             2003
                                                                 --------        ---------       ---------       ---------
     Net Income                                                 $  6,957        $  (5,426)      $  10,208       $  (1,930)
     Preferred stock dividends                                   (13,723)         (11,964)        (26,984)        (23,525)
                                                                --------        ---------       ---------       ---------
     Net loss applicable to common stockholders                 $ (6,766)       $ (17,390)      $ (16,776)      $ (25,455)
                                                                ========        =========       =========       =========

     Weighted average shares outstanding - basic                   5,400            5,385           5,400           5,385
     Effect of dilutive stock options                                 --               --              --              --
                                                                --------        ---------       ---------       ---------

     Weighted average shares outstanding - diluted                 5,400            5,385           5,400           5,385
                                                                ========        =========       =========       =========

     Options to purchase 191,052 and 177,788 shares of common stock which were outstanding at June 25, 2004 and June 27, 2003, respectively, were not included in the computation of weighted average shares outstanding diluted because the options exercise prices are greater than the average fair market value of common stock and the effect would be antidilutive.


3.   DEBT

     Long-term debt at June 25, 2004 and December 26, 2003 consists of the following:

                                                June 25,      December 26,
                                                   2004            2003
                                                ---------     -----------
     Term Loan                                  $ 134,750      $  138,250
      Note payable                                  3,275           3,275
      11.5% Senior Subordinated Notes             200,000         200,000
                                                ---------       ---------
                                                  338,025         341,525

      Less current portion                         (7,000)         (7,000)
                                                ---------       ---------
                                                $ 331,025       $ 334,525
                                                =========       =========

                     INTERLINE BRANDS, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (CONTINUED)
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
--------------------------------------------------------------------------------


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

     The $200.0 million principal amount 11.5% senior subordinated notes due 2011, pay interest each May 15 and November 15. Prior to May 15, 2006, the Company may redeem up to 35% of the senior subordinated notes using proceeds of certain equity offerings. The Company may redeem all or a portion of the notes after May 15, 2007, subject to redemption premiums unless redeemed after May 15, 2009.

     Borrowings under the term loan facility and revolving loan facility bear interest, at the Company's option, at either LIBOR plus a spread or at an alternate base rate plus a spread. Interest rates in effect on borrowings under the term loan facility at June 25, 2004 ranged from 4.86% for LIBOR based borrowings to 6.50% for prime based borrowings. Outstanding letters of credit under the revolving loan facility are subject to a per annum fee equal to the applicable spread over the adjusted LIBOR for revolving loans. The term loan facility matures on November 30, 2009 and the revolving loan facility matures on May 31, 2008.

     As of June 25, 2004, the Company had $7.0 million of letters of credit issued and $47.8 million available under the revolving loan facility. There was $4.5 million in borrowings outstanding under the revolving loan facility at June 25, 2004. The credit facility is secured by substantially all of the assets of the Company.

     Periodically, the Company enters into derivative financial instruments, including interest rate exchange agreements, to manage its exposure to fluctuations in interest rates on its debt. At June 25, 2004, the Company had interest rate exchange agreements, or swaps, outstanding with a total notional amount of $151.0 million. These agreements, which mature between April and October of 2005, effectively fix the interest rate on the Company's variable rate borrowings under the term loan facility at a weighted average rate of 6.56%. Our existing interest rate exchange agreements do not qualify for hedge accounting under SFAS 133 "Accounting for Derivative Instruments and Hedging Activities," and are recorded at fair value in our balance sheet with changes in the fair value reflected in non-operating expense. The market value of the outstanding interest rate exchange agreements of $8.1 million has been recorded as current portion of interest rate swaps of $3.2 million and long-term liability of $4.9 million at June 25, 2004. The Company's derivative activities are for purposes other than trading.

     The credit facility contains customary affirmative and negative covenants that limit the Company's ability to incur additional indebtedness, pay dividends on its common stock or redeem, repurchase or retire its common stock or subordinated indebtedness, make certain investments, sell assets, and consolidate, merge or transfer assets, and that require the Company to maintain certain debt to cash flow and interest expense coverage ratios. The Company was in compliance with all covenants at June 25, 2004.

     In April 2003, the Company issued a non-recourse note payable in the principal amount of $3.3 million for the purchase of an investment. This note, which is secured only by the investment, bears interest at a rate of 4% per annum, with principal due in full in April 2010.

                     INTERLINE BRANDS, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (CONTINUED)
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
--------------------------------------------------------------------------------


     The maturities of long-term debt subsequent to June 25, 2004 are as follows:

                  2004                             $     5,250
                  2005                                   6,125
                  2006                                  11,375
                  2007                                  14,000
                  2008                                  15,750
                  Thereafter                           285,525
                                                   -----------
                                                   $   338,025
                                                   ===========


4.   STOCK OPTION PLANS

     During 2000, the Company established a Stock Award Plan, (the "2000 Plan"), under which the Company may award a total of 525,000 shares of common stock in the form of incentive stock options, nonqualified stock options, stock appreciation rights, or SARs, and restricted stock awards, all of which may be awarded to directors, officers, key employees and consultants. The exercise price per share for an incentive stock option may not be less than 100% of the estimated fair market value of a share of common stock on the grant date. The exercise price per share for an incentive stock option granted to a person owning stock possessing more than 10% of the total combined voting power of all classes of stock may not be less than 110% of the estimated fair market value of a share of common stock on the grant date, and may not be exercisable after the expiration of five years from the date of grant. The options generally vest ratably over a five-year period and may not be exercisable after the expiration of 10 years from the date of grant. The Company's compensation committee will determine in its sole discretion whether a SAR is settled in cash, shares or a combination of cash and shares.

     A summary of the status of the Company's stock option plans is as follows:

                                                                                        WEIGHTED
                                                NUMBER           EXERCISE PRICE    AVERAGE EXERCISE
                                              OF SHARES            PER SHARE       PRICE PER SHARE
                                              ---------            ---------       ---------------
     Outstanding at December 26, 2003           187,532         $ 0.50 - $ 20.33       $   6.17
     2004:
       Granted                                    4,694                     0.50           0.50
       Cancelled                                 (1,174)                    0.50           0.50
                                              ---------

     Outstanding at June 25, 2004               191,052         $ 0.50 - $ 20.33       $   6.06
                                              =========

     All stock options granted were at prices no less than the estimated fair market value of the common stock at the grant date.

     The Company accounts for the option plans in accordance with APB Opinion No. 25, under which no compensation cost has been recognized for stock option awards. Compensation cost for options granted, which was determined based on the estimated fair value at the grant date consistent with the method prescribed by SFAS 123, did not have a material effect on net income. The fair value of each option was estimated on the date of grant using the Black-Scholes option pricing model, with the following assumptions used for options granted in 2003 and 2004: dividend yield of 0%, expected volatility of 0%, risk-free interest rate of 3.48% and 4.05% respectively, and expected life of 5 years.

                     INTERLINE BRANDS, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (CONTINUED)
                   (IN THOUSANDS, EXCEPT SHARE PER SHARE DATA)
--------------------------------------------------------------------------------


5.   SUBSIDIARY GUARANTORS

     The Company completed an offering of $200 million principal amount of senior subordinated notes in connection with its Refinancing Transactions. The Company filed a registration statement with the Securities and Exchange Commission with respect to an exchange offer for the senior subordinated notes and with respect to resale's of the senior subordinated notes by an affiliate of the Company for market-making purposes. The registration statement has been declared effective by the SEC. The Company's new senior subordinated notes are fully and unconditionally guaranteed, jointly and severally, on a subordinated basis by Wilmar Holdings, Inc., Wilmar Financial, Inc., and Glenwood Acquisition LLC (wholly owned subsidiaries of Interline). The guarantees by these subsidiary guarantors (the "Subsidiary Guarantors") will be senior to any of their existing and future subordinated obligations, equal in right of payment with any of their existing and future senior subordinated indebtedness and subordinated to any of their existing and future senior indebtedness. These guarantor subsidiaries constitute all of the Company's direct and indirect subsidiaries and the separate financial statements of the guarantor subsidiaries are not presented because management determined they would be immaterial to investors. Accordingly, condensed consolidating financial statements for Interline Brands, Inc. and the Subsidiary Guarantors are presented below.

                CONDENSED CONSOLIDATING BALANCE SHEET (UNAUDITED)
                               AS OF JUNE 25, 2004
--------------------------------------------------------------------------------

                                                                       PARENT       SUBSIDIARY
                                                                      COMPANY       GUARANTORS   ELIMINATIONS   CONSOLIDATED
                                                                      -------       ----------   ------------   ------------
                                                                          (In thousands, except share and per share data)
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                          $   3,801      $      70      $      --      $   3,871
  Cash-restricted                                                        1,000             --             --          1,000
  Accounts receivable - trade, net                                     104,023             --             --        104,023
  Accounts receivable - other                                            9,286             --             --          9,286
  Inventory                                                            133,919             --             --        133,919
  Prepaid expenses and other current assets                              4,114              5             --          4,119
  Deferred income taxes                                                  9,178             --             --          9,178
  Due from Parent                                                           --         43,111        (43,111)            --
  Investment in subsidiaries                                            68,298             --        (68,298)            --
                                                                     ---------      ---------      ---------      ---------
           Total current assets                                        333,619         43,186       (111,409)       265,396

PROPERTY AND EQUIPMENT, net                                             29,873             --             --         29,873

GOODWILL                                                               202,534             --             --        202,534

OTHER INTANGIBLE ASSETS, net                                            87,927             --             --         87,927

OTHER ASSETS                                                             5,599          6,795         (3,496)         8,898
                                                                     ---------      ---------      ---------      ---------
TOTAL ASSETS                                                         $ 659,552      $  49,981      $(114,905)     $ 594,628
                                                                     =========      =========      =========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY
   (DEFICIENCY)

CURRENT LIABILITIES:
  Revolver                                                           $   4,500      $      --      $      --      $   4,500
  Current portion of long-term debt                                      7,000             --             --          7,000
  Accounts payable                                                      61,483              1             --         61,484
  Accrued expenses and other current liabilities                        20,874             --             --         20,874
  Current portion of interest rate swaps                                 3,229             --             --          3,229
  Accrued interest payable                                               5,469             --             --          5,469
  Accrued merger expenses                                                4,556             --             --          4,556
  Income taxes payable                                                  (3,658)         4,400             --            742
  Due to subsidiaries                                                   43,151             --        (43,151)            --
                                                                     ---------      ---------      ---------      ---------
           Total current liabilities                                   146,604          4,401        (43,151)       107,854

LONG-TERM LIABILITIES:
  Deferred income taxes                                                 25,697             --             --         25,697
  Interest rate swaps                                                    4,867             --             --          4,867
  Long-term debt, net of current portion                               327,750          3,275             --        331,025
                                                                     ---------      ---------      ---------      ---------
TOTAL LIABILITIES                                                      504,918          7,676        (43,151)       469,443
                                                                     ---------      ---------      ---------      ---------

SENIOR PREFERRED STOCK, $0.01 par value, 27,000,000
    shares authorized; 23,600,014 shares issued and outstanding        406,596             --             --        406,596

STOCKHOLDERS' EQUITY (DEFICIENCY):
  Common stock, no par value,  7,500,000 shares authorized,
   5,399,736 shares issued and outstanding                               1,994             --             --          1,994
  Additional paid-in-capital                                                --         43,285        (43,285)            --
  Accumulated deficit                                                 (282,324)        28,469        (28,469)      (282,324)
  Stockholder loans                                                     (1,551)            --             --         (1,551)
  Dividends                                                             29,449        (29,449)            --             --
  Accumulated other comprehensive loss                                     470             --             --            470
                                                                     ---------      ---------      ---------      ---------
TOTAL STOCKHOLDERS' EQUITY (DEFICIENCY)                               (251,962)        42,305        (71,754)      (281,411)

TOTAL LIABILITIES AND STOCKHOLDERS'                                  $ 659,552      $  49,981      $(114,905)     $ 594,628
   EQUITY (DEFICIENCY)                                               =========      =========      =========      =========

                CONDENSED CONSOLIDATING BALANCE SHEET (UNAUDITED)
                             As of December 26, 2003
--------------------------------------------------------------------------------

                                                                      PARENT       SUBSIDIARY
                                                                     COMPANY       GUARANTORS    ELIMINATIONS  CONSOLIDATED
                                                                     -------       ----------    ------------  ------------
                                                                         (In thousands, except share and per share data)
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                         $   1,527      $      85      $      --      $   1,612
  Cash-restricted                                                       1,000             --             --          1,000
  Accounts receivable - trade, net                                     83,684             --             --         83,684
  Accounts receivable - other                                          12,932             --             --         12,932
  Inventory                                                           119,301             --             --        119,301
  Prepaid expenses and other current assets                             4,255              5             --          4,260
  Deferred income taxes                                                10,318             --             --         10,318
  Due from Parent                                                          --         43,259        (43,259)            --
  Investment in subsidiaries                                           64,330             --        (64,330)            --
                                                                    ---------      ---------      ---------      ---------
           Total current assets                                       297,347         43,349       (107,589)       233,107

PROPERTY AND EQUIPMENT, net                                            30,605             --             --         30,605

GOODWILL                                                              202,227             --             --        202,227

OTHER INTANGIBLE ASSETS, net                                           90,632             --             --         90,632

OTHER ASSETS                                                            5,412          6,614         (3,315)         8,711
                                                                    ---------      ---------      ---------      ---------
TOTAL ASSETS                                                        $ 626,223      $  49,963      $(110,904)     $ 565,282
                                                                    =========      =========      =========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY
   (DEFICIENCY)

                              CURRENT LIABILITIES:
  Current portion of long-term debt                                 $   7,000      $      --      $      --      $   7,000
  Accounts payable                                                     43,170             10             --         43,180
  Accrued expenses and other current liabilities                       19,623             --             --         19,623
  Accrued interest payable                                              5,803             --             --          5,803
  Accrued merger expenses                                               4,739             --             --          4,739
  Income taxes payable                                                 (2,400)         2,400             --             --
  Due to subsidiaries                                                  43,299             --        (43,299)            --
                                                                    ---------      ---------      ---------      ---------
           Total current liabilities                                  121,234          2,410        (43,299)        80,345

LONG-TERM LIABILITIES:
  Deferred income taxes                                                22,543             --             --         22,543
  Interest rate swaps                                                  12,793             --             --         12,793
  Long-term debt, net of current portion                              331,250          3,275             --        334,525
                                                                    ---------      ---------      ---------      ---------

TOTAL LIABILITIES                                                     487,820          5,685        (43,299)       450,206
                                                                    ---------      ---------      ---------      ---------

SENIOR PREFERRED STOCK, $0.01 par value, 27,000,000
    shares authorized; 23,600,014 shares issued and outstanding       379,612             --             --        379,612

STOCKHOLDERS' EQUITY (DEFICIENCY):
  Common stock, no par value,  7,500,000 shares authorized,
   5,334,546 shares issued and outstanding                              1,994             --             --          1,994
  Additional paid-in-capital                                               --         43,285        (43,285)            --
  Accumulated deficit                                                (265,548)        24,320        (24,320)      (265,548)
  Stockholder loans                                                    (1,545)            --             --         (1,545)
  Dividends                                                            23,327        (23,327)            --             --
  Accumulated other comprehensive loss                                    563             --             --            563

                                                                    ---------      ---------      ---------      ---------
TOTAL STOCKHOLDERS' EQUITY (DEFICIENCY)                              (241,209)        44,278        (67,605)      (264,536)
                                                                    ---------      ---------      ---------      ---------

TOTAL LIABILITIES AND STOCKHOLDERS'                                 $ 626,223      $  49,963      $(110,904)     $ 565,282
   EQUITY (DEFICIENCY)                                              =========      =========      =========      =========

           CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED)
                        THREE MONTHS ENDED JUNE 25, 2004
--------------------------------------------------------------------------------

                                                              PARENT        SUBSIDIARY
                                                             COMPANY        GUARANTORS      ELIMINATIONS  CONSOLIDATED
                                                             -------        ----------      ------------  ------------
                                                                    (In thousands, except share and per share data)
NET SALES                                                   $ 185,379        $      --        $      --        $ 185,379
COST OF SALES                                                 114,434               --               --          114,434
                                                            ---------        ---------        ---------        ---------
          Gross profit                                         70,945               --               --           70,945

OPERATING EXPENSES:
  Selling, general and administrative expenses                 50,078                3               --           50,081
  Depreciation and amortization                                 3,443               --               --            3,443
                                                            ---------        ---------        ---------        ---------

          Total operating expenses                             53,521                3               --           53,524
                                                            ---------        ---------        ---------        ---------

OPERATING INCOME                                               17,424               (3)              --           17,421

CHANGE IN FAIR VALUE OF INTEREST
  RATE SWAPS                                                    3,594               --               --            3,594
INTEREST EXPENSE                                              (13,249)              --            3,149          (10,100)
INTEREST INCOME                                                    25            3,149           (3,149)              25
OTHER INCOME                                                       45               45              (45)              45
EQUITY IN EARNINGS OF SUSIDIARIES                               2,146               --           (2,146)              --
                                                            ---------        ---------        ---------        ---------

          Income before income taxes                            9,985            3,191           (2,191)          10,985

PROVISION FOR INCOME TAXES                                      3,028            1,000               --            4,028
                                                            ---------        ---------        ---------        ---------

NET INCOME                                                      6,957            2,191           (2,191)           6,957

PREFERRED STOCK DIVIDENDS                                     (13,723)              --               --          (13,723)
                                                            ---------        ---------        ---------        ---------

NET (LOSS) INCOME APPLICABLE TO
   COMMON STOCKHOLDERS                                      $  (6,766)       $   2,191        $  (2,191)       $  (6,766)
                                                            =========        =========        =========        =========

           CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED)
                        THREE MONTHS ENDED JUNE 27, 2003
--------------------------------------------------------------------------------

                                                             PARENT        SUBSIDIARY
                                                            COMPANY        GUARANTORS      ELIMINATIONS    CONSOLIDATED
                                                            -------        ----------      ------------    ------------
                                                                      (In thousands, except share and per share data)

NET SALES                                                  $ 159,686        $      --        $      --        $ 159,686
COST OF SALES                                                 99,228               --               --           99,228
                                                           ---------        ---------        ---------        ---------

          Gross profit                                        60,458               --               --           60,458

OPERATING EXPENSES:
  Selling, general and administrative expenses                41,418               15               --           41,433
  Depreciation and amortization                                2,740               --               --            2,740
  Special costs and expenses                                     167               --               --              167
                                                           ---------        ---------        ---------        ---------

          Total operating expenses                            44,325               15               --           44,340
                                                           ---------        ---------        ---------        ---------

OPERATING INCOME                                              16,133              (15)              --           16,118

CHANGE IN FAIR VALUE OF INTEREST
  RATE SWAPS                                                     362               --               --              362
EARLY EXTINGUISHMENT OF DEBT                                 (14,893)              --               --          (14,893)
INTEREST EXPENSE                                             (13,812)              --            3,622          (10,190)
INTEREST INCOME                                                   44            3,622           (3,622)              44
OTHER EXPENSE                                                     (8)              (8)               8               (8)
EQUITY IN EARNINGS OF SUSIDIARIES                              2,307               --           (2,307)              --
                                                           ---------        ---------        ---------        ---------

          (Loss) Income before income taxes                   (9,867)           3,599           (2,299)          (8,567)

(BENEFIT) PROVISION FOR INCOME TAXES                          (4,441)           1,300               --           (3,141)
                                                           ---------        ---------        ---------        ---------

NET (LOSS) INCOME                                             (5,426)           2,299           (2,299)          (5,426)

PREFERRED STOCK DIVIDENDS                                    (11,964)              --               --          (11,964)
                                                           ---------        ---------        ---------        ---------

NET (LOSS) INCOME APPLICABLE TO
   COMMON STOCKHOLDERS                                     $ (17,390)       $   2,299        $  (2,299)       $ (17,390)
                                                           =========        =========        =========        =========

           CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED)
                         SIX MONTHS ENDED JUNE 25, 2004
--------------------------------------------------------------------------------

                                                              PARENT        SUBSIDIARY
                                                             COMPANY       GUARANTORS       ELIMINATIONS     CONSOLIDATED
                                                             -------       ----------       ------------     ------------
                                                                     (In thousands, except share and per share data)

NET SALES                                                   $ 357,983        $      --        $      --        $ 357,983
COST OF SALES                                                 221,315               --               --          221,315
                                                            ---------        ---------        ---------        ---------

          Gross profit                                        136,668               --               --          136,668

OPERATING EXPENSES:
  Selling, general and administrative expenses                 98,329                8               --           98,337
  Depreciation and amortization                                 6,427               --               --            6,427
                                                            ---------        ---------        ---------        ---------

          Total operating expenses                            104,756                8               --          104,764
                                                            ---------        ---------        ---------        ---------

OPERATING INCOME                                               31,912               (8)              --           31,904

CHANGE IN FAIR VALUE OF INTEREST
  RATE SWAPS                                                    4,698               --               --            4,698
INTEREST EXPENSE                                              (26,270)              --            5,976          (20,294)
INTEREST INCOME                                                    33            5,976           (5,976)              33
OTHER INCOME                                                      181              181             (181)             181
EQUITY IN EARNINGS OF SUSIDIARIES                               3,968               --           (3,968)              --
                                                            ---------        ---------        ---------        ---------

          Income before income taxes                           14,522            6,149           (4,149)          16,522

PROVISION FOR INCOME TAXES                                      4,314            2,000               --            6,314
                                                            ---------        ---------        ---------        ---------

NET INCOME                                                     10,208            4,149           (4,149)          10,208

PREFERRED STOCK DIVIDENDS                                     (26,984)              --               --          (26,984)
                                                            ---------        ---------        ---------        ---------

NET (LOSS) INCOME APPLICABLE TO
   COMMON STOCKHOLDERS                                      $ (16,776)       $   4,149        $  (4,149)       $ (16,776)
                                                            =========        =========        =========        =========

           CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED)
                         SIX MONTHS ENDED JUNE 27, 2003
--------------------------------------------------------------------------------

                                                             PARENT         SUBSIDIARY
                                                            COMPANY         GUARANTORS     ELIMINATIONS      CONSOLIDATED
                                                            -------         ----------     ------------      ------------
                                                                    (In thousands, except share and per share data)

NET SALES                                                  $ 314,550        $      --        $      --        $ 314,550
COST OF SALES                                                194,933               --               --          194,933
                                                           ---------        ---------        ---------        ---------

          Gross profit                                       119,617               --               --          119,617

OPERATING EXPENSES:
  Selling, general and administrative expenses                82,956               23               --           82,979
  Depreciation and amortization                                5,622               --               --            5,622
  Special costs and expenses                                     378               --               --              378
                                                           ---------        ---------        ---------        ---------

          Total operating expenses                            88,956               23               --           88,979
                                                           ---------        ---------        ---------        ---------

OPERATING INCOME                                              30,661              (23)              --           30,638

CHANGE IN FAIR VALUE OF INTEREST RATE SWAPS                    1,083               --               --            1,083
EARLY EXTINGUISHMENT OF DEBT                                 (14,893)              --               --          (14,893)
INTEREST EXPENSE                                             (27,050)              --            7,222          (19,828)
INTEREST INCOME                                                   80            7,222           (7,222)              80
OTHER (EXPENSE)                                                   (8)              (8)               8               (8)
EQUITY IN EARNINGS OF SUSIDIARIES                              4,699               --           (4,699)              --
                                                           ---------        ---------        ---------        ---------

          (Loss) income before income taxes                   (5,428)           7,191           (4,691)          (2,928)

(BENEFIT) PROVISION FOR INCOME TAXES                          (3,498)           2,500               --             (998)
                                                           ---------        ---------        ---------        ---------

NET (LOSS) INCOME                                             (1,930)           4,691           (4,691)          (1,930)

PREFERRED STOCK DIVIDENDS                                    (23,525)              --               --          (23,525)
                                                           ---------        ---------        ---------        ---------

NET (LOSS) INCOME APPLICABLE TO
   COMMON STOCKHOLDERS                                     $ (25,455)       $   4,691        $  (4,691)       $ (25,455)
                                                           =========        =========        =========        =========

           CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (UNAUDITED)
                         SIX MONTHS ENDED JUNE 25, 2004
--------------------------------------------------------------------------------

                                                                            PARENT       SUBSIDIARY
                                                                            COMPANY      GUARANTORS   ELIMINATION    CONSOLIDATED
                                                                            -------      ----------   -----------    ------------
                                                                                                  (In thousands)
OPERATING ACTIVITIES:
  Net income                                                                $ 10,208      $  4,149      $ (4,149)     $ 10,208
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation and amortization                                              6,426            --            --         6,426
    Amortization of debt issuance costs                                          957            --            --           957
    Change in fair value of interest rate swaps                               (4,697)           --            --        (4,697)
    Interest on shareholder loans                                                 (6)           --            --            (6)
    Deferred income taxes                                                      4,294            --            --         4,294
    Equity in earnings of subsidiaries                                        (4,149)           --         4,149            --
    Changes in assets and liabilities, net of effects of acquisition:
      Accounts receivable - trade                                            (20,339)           --            --       (20,339)
      Accounts receivable - other                                              3,646            --            --         3,646
      Inventory                                                              (14,618)           --            --       (14,618)
      Prepaid expenses and other current assets                                  141            --            --           141
      Due from parent                                                             --        (5,975)        5,975            --
      Other assets                                                                81          (181)           --          (100)
      Accrued interest payable                                                  (334)           --            --          (334)
      Accounts payable                                                        18,312            (8)           --        18,304
      Accrued expenses and other current liabilities                           1,369            --            --         1,369
      Accrued merger expenses                                                   (183)           --            --          (183)
      Income taxes payable                                                    (1,258)        2,000            --           742
      Due to subsidiaries                                                      5,975            --        (5,975)           --
                                                                            --------      --------      --------      --------
           Net cash provided by (used in) operating activities                 5,825           (15)           --         5,810
                                                                            --------      --------      --------      --------

INVESTING ACTIVITIES:
  Purchase of property and equipment                                          (3,692)           --            --        (3,692)
  Purchase of business, net of assets acquired                                  (459)           --            --          (459)
                                                                            --------      --------      --------      --------
           Net cash used in investing activities                              (4,151)           --            --        (4,151)
                                                                            --------      --------      --------      --------

FINANCING ACTIVITIES:
    Increase in revolver and swingline, net                                    4,500            --            --         4,500
    Repayment of debt                                                         (3,500)           --            --        (3,500)
    Payment of debt issuance and offering costs                                 (307)           --            --          (307)
                                                                            --------      --------      --------      --------
           Net cash provided by financing activities                             693            --            --           693
                                                                            --------      --------      --------      --------

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND
  CASH EQUIVALENTS                                                               (93)           --            --           (93)
                                                                            --------      --------      --------      --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                           2,274           (15)           --         2,259

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                 1,527            85            --         1,612
                                                                            --------      --------      --------      --------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                    $  3,801      $     70      $     --      $  3,871
                                                                            ========      ========      ========      ========

           CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (UNAUDITED)
                         SIX MONTHS ENDED JUNE 27, 2003
--------------------------------------------------------------------------------

                                                                             PARENT      SUBSIDIARY
                                                                             COMPANY     GUARANTORS   ELIMINATIONS  CONSOLIDATED
                                                                             -------     ----------   ------------  ------------
                                                                                               (In thousands)
OPERATING ACTIVITIES:
  Net income                                                               $  (1,930)     $ 4,692     $ (4,692)    $  (1,930)
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation and amortization                                              5,622           --           --        5,622
    Amortization and write-off of debt issuance costs                          7,434           --           --        7,434
    Accretion and write off of discount on 16% senior subordinated notes       4,410           --           --        4,410
    Redemption premium on 16% senior subordinated notes                        3,879           --           --        3,879
    Change in fair value of interest rate swaps                               (1,083)          --           --       (1,083)
    Loss on disposal of property and equipment                                     3           --           --            3
    Interest on shareholder loans                                                (52)          --           --          (52)
    Deferred income taxes                                                     (1,569)          --           --       (1,569)
    16% senior subordinated notes issued for interest dues                     1,674           --           --        1,674
    Equity in earnings of subsidiaries                                        (4,692)          --        4,692           --
    Changes in assets and liabilities, net of effects of acquisition:
      Accounts receivable - trade                                             (6,430)          --           --       (6,430)
      Accounts receivable - other                                              4,759           --           --        4,759
      Inventory                                                               17,908           --           --       17,908
      Prepaid expenses and other current assets                               (2,072)          12           --       (2,060)
      Other assets                                                              (368)          --           --         (368)
      Accrued interest payable                                                  (356)          --           --         (356)
      Accounts payable                                                        (9,743)          --           --       (9,743)
      Cash - restricted                                                          329           --           --          329
      Accrued expenses and other current liabilities                            (779)           2           --         (777)
      Accrued merger expenses                                                   (806)          --           --         (806)
      Due to subsidiaries                                                      4,712           --       (4,712)          --
      Due from parent                                                             --       (4,712)       4,712           --
                                                                           ---------      -------     --------     ---------
           Net cash provided by (used in) operating activities                20,850           (6)          --       20,844
                                                                           ---------      -------     --------     ---------

INVESTING ACTIVITIES:
  Purchase of property and equipment                                          (2,559)          --           --       (2,559)
  Purchase of businesses, net of cash acquired                                  (512)      (3,275)          --       (3,787)
                                                                           ---------      -------     --------     ---------
           Net cash used in investing activities                              (3,071)      (3,275)          --       (6,346)
                                                                           ---------      -------     --------     ---------

FINANCING ACTIVITIES:
    Decrease in revolver and swingline, net                                  (18,500)          --           --      (18,500)
    Repayment of long-term borrowing                                        (317,487)          --           --     (317,487)
    Proceeds from refinancing transactions                                   340,000           --           --      340,000
    Payment of debt issuance costs                                           (11,763)          --           --      (11,763)
    Contribution from Parent                                                  (3,275)       3,275           --           --
                                                                           ---------      -------     --------     ---------
           Net cash (used in) provided by financing activities               (11,025)       3,275           --       (7,750)
                                                                           ---------      -------     --------     ---------

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND                                      689           --           --          689
CASH EQUIVALENTS                                                           ---------      -------     --------     ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                           7,443           (6)          --        7,437

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                 5,459           98           --        5,557
                                                                           ---------      -------     --------     ---------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                   $  12,902    $      92    $      --    $  12,994
                                                                           =========      =======     ========     =========

ITEM 2. MANAGEMENT'S DISCUSSIONS AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


YOU SHOULD READ THE FOLLOWING DISCUSSION IN CONJUNCTION WITH OUR UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND RELATED NOTES INCLUDED IN THIS QUARTERLY REPORT, AND OUR AUDITED CONSOLIDATED FINANCIAL STATEMENTS AND RELATED NOTES INCLUDED IN OUR ANNUAL REPORT ON FORM 10-K FILED WITH THE SEC.


CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

         This quarterly report contains forward-looking statements that are subject to risks and uncertainties. You should not place undue reliance on those statements because they are subject to numerous uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control. Forward-looking statements include information concerning our possible or assumed future results of operations, including descriptions of our business strategy. These statements often include words such as "may," "believe," "expect," "anticipate," "intend," "plan," "estimate" or similar expressions. These statements are based on assumptions that we have made in light of our experience in the industry as well as our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate under the circumstances. As you read and consider this quarterly report, you should understand that these statements are not guarantees of performance or results. They involve risks, uncertainties and assumptions. Although we believe that these forward-looking statements are based on reasonable assumptions, you should be aware that many factors could affect our actual financial results or results of operations and could cause actual results to differ materially from those in the forward-looking statements. These factors include:

         o    material facilities and systems disruptions and shutdowns,
         o our ability to purchase products from suppliers on favorable terms,
         o    product cost and price fluctuations due to market conditions,
         o    failure to locate and acquire acquisition candidates,
         o    dependence on key employees,
         o    our level of debt,
         o    interest rate fluctuations,
         o    future cash flows,
         o the highly competitive nature of the maintenance, repair and operations distribution industry,
         o    general market conditions,
         o    changes in consumer preferences,
         o    adverse publicity and litigation, and
         o    labor and benefit costs and
         o the other factors listed under "Risk Factors" in our Annual Report on Form 10-K filed with the SEC.

         All information contained in this quarterly report is materially accurate as of the date of this report. New risks and uncertainties arise from time to time, and it is impossible for us to predict these events or how they may affect us. In light of these risks and uncertainties, you should keep in mind that any forward-looking statement made in this quarterly report might not occur. We assume no obligation to update any forward-looking statements after the date of this quarterly report as a result of new information, future events or developments, except as required by federal securities law.

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

On June 15, 2004, Interline Brands, Inc., a Delaware corporation ("Interline Delaware"), filed a registration statement on Form S-1 with the Securities and Exchange Commission (File No. 333-116482) in connection with a proposed initial public offering of shares of its common stock. Upon completion of certain proposed reorganization transactions to be effected in connection with and immediately prior to the initial public offering, Interline Delaware will be our parent corporation. Interline Delaware intends to use the proceeds of the offering to repay a portion of our indebtedness, make cash payments in respect of our preferred stock, terminate our interest rate swap agreements and for other general corporate purposes.

Critical Accounting Policies

         In preparing the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make certain estimates, judgments and assumptions. These estimates, judgments and assumptions affect the reported amounts of assets and liabilities, including the disclosure of contingent assets and liabilities, at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. On an ongoing basis, management evaluates these estimates and assumptions. Management bases its estimates and assumptions on historical experience and on various other factors that are believed to be reasonable at the time the estimates and assumptions are made. Actual results may differ from these estimates and assumptions under different circumstances or conditions. Following are significant accounting policies that management believes are the most critical in order to fully understand and evaluate our financial position and results of operations.

ESTIMATING ALLOWANCES FOR DOUBTFUL ACCOUNTS

         We maintain allowances for doubtful accounts for estimated losses resulting from the inability to collect outstanding amounts from customers. The allowances include specific amounts for those accounts that are likely to be uncollectible, such as accounts of customers in bankruptcy and general allowances for those accounts that management currently believes to be collectible but later become uncollectible. Estimates are used to determine the allowances for bad debts and are based on historical collection experience, current economic trends, credit-worthiness of customers and changes in customer payment trends. Adjustments to credit limits are made based upon payment history and our customers' estimated credit-worthiness. If the financial condition of our customers were to deteriorate, additional allowances may be needed which will increase selling, general and administrative expenses and decrease accounts receivable. At June 25, 2004, the allowance for doubtful accounts totaled $6.5 million.

ESTIMATING ALLOWANCES FOR EXCESS AND OBSOLETE INVENTORY

         Inventories are valued at the lower of cost or market. We maintain allowances for excess and obsolete inventory and for the difference by which the cost of the inventory exceeds the estimated market value. Changes to these allowances are reflected in cost of sales in the period the revision is made. In order to determine the allowances, management reviews inventory quantities on hand, slow movement reports and sales history reports. Management estimates the required allowance based on estimated demand for products and market conditions. If actual market conditions are less favorable than those estimated by management and if there is a decrease in demand for certain products, additional allowances may be required which will increase cost of sales and decrease the value of inventories. To the extent historical results are not indicative of future results and if events occur that affect our relationships with vendors or the salability of our products, additional allowance may be needed that will increase our cost of sales and decrease inventory. At June 25, 2004, our allowances for excess and obsolete inventory totaled $4.1 million.

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

LEGAL CONTINGENCIES

         From time to time, in the course of our business, we become involved in legal proceedings. In accordance with SFAS 5 "Accounting for Contingencies," if it is probable that, as a result of a pending legal claim, an asset had been impaired or a liability had been incurred at the date of the financial statements and the amount of the loss is estimable, an accrual for the costs to resolve the claim is recorded in accrued expenses in our balance sheets. Professional fees related to legal claims are included in selling, general and administrative expenses in our statements of operations. Management, with the assistance of counsel, determines whether it is probable that a liability from a legal claim has been incurred and estimates the amount of loss. The analysis is based upon potential results, assuming a combination of litigation and settlement strategies. Management does not believe that currently pending proceedings will have a material adverse effect on our consolidated financial position. It is possible, however, that future results of operations for any particular period could be materially affected by changes in our assumptions related to these proceedings.

DERIVATIVE FINANCIAL INSTRUMENTS

         We periodically enter into derivative financial instruments, including interest rate exchange agreements, or swaps, to manage exposure to fluctuations in interest rates on our debt. Under our current swap agreements, we pay a fixed rate on the notional amount to a bank and the bank pays us a variable rate on the notional amount equal to a base LIBOR rate. Our existing interest rate swaps do not qualify for hedge accounting under SFAS 133 "Accounting for Derivative Instruments and Hedging Activities," and are recorded at fair value in our balance sheet with changes in the fair value reflected in non-operating expense. The fair market value of these instruments is determined by quotes obtained from the related counter parties. The valuation of these derivative instruments is a significant estimate that is largely affected by changes in interest rates and market volatility. If interest rates significantly increase or decrease or interest rate volatility increases or decreases, the value of these instruments will significantly change, resulting in an impact on our earnings.


RESULTS OF OPERATIONS

         The following discussion includes references to the term daily sales. Daily sales are defined as sales for a period of time divided by the number of shipping days in that period of time.

THREE MONTHS ENDED JUNE 25, 2004 COMPARED TO THREE MONTHS ENDED JUNE 27, 2003

         OVERVIEW. Continued targeted investment during the second quarter of the year in our organic growth initiatives, improved overall market conditions and acquisition growth associated with our November 2003 Florida Lighting acquisition resulted in net sales growth of $25.7 million in the second quarter of the year, a 16.1% increase over the comparable prior year period on the same number of shipping days. Sales growth rates improved in the second quarter as compared to the first quarter of the year as we enter what is historically the stronger sales volume summer months. We continue to enjoy gross margins above 38% and a 9% operating income margin as we continue to invest in our growth initiatives.

         NET SALES. Our net sales increased by $25.7 million, or 16.1%, to $185.4 million in the three months ended June 2004 from $159.7 million in the three months ended June 2003. Daily sales were $2.9 million in the three months ended June 2004 and $2.5 million in the three months ended June 2003. The $25.7 million sales increase was attributable to $9.0 million from our Florida Lighting acquisition referenced above and $1.4 million in reclassified freight revenues and costs. The remaining increase resulted from a combination of the new sales and growth initiatives and improved demand for our products. During the third quarter of 2003, we reclassified freight costs paid by our customers ("freight revenue") from selling, general and administrative expenses to net sales, in order to more properly reflect that these amounts are revenues earned for our products provided. This reclassification did not have an effect on operating income. However, on a prospective basis it increases both net sales and selling, general and administrative costs and reduces our operating margin percent.

         GROSS PROFIT. Gross profit increased by $10.4 million, or 17.3%, to $70.9 million in the three months ended June 2004 from $60.5 million in the three months ended June 2003. Gross profit margins increased to 38.3% for the three months ended June 2004 from 37.9% for the three months ended June 2003. After adjusting for the effect of the $1.4 million reclassification of freight revenues and costs, gross margin for the three months ended June 2004 would have been 37.8%. Most of the remaining increase in gross margin dollars was therefore due to the increase in net sales, as the adjusted gross margin percent was virtually the same as the comparable prior year period.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses, or SG&A expenses, increased by $8.7 million, or 20.9%, to $50.1 million in the three months ended June 2004 from $41.4 million in the three months ended June 2003. Increased SG&A related to the Florida Lighting acquisition accounted for $2.8 million of the $8.7 million increase, and $1.4 million of the increase was attributable to the freight reclassification previously discussed. Certain expenses within SG&A, such as the costs of running distribution centers, delivery expenses and selling expenses, fluctuate with sales volume and most of the remaining increase in SG&A expenses related to these items. A small portion of the increase was also attributable to increased investment in new marketing initiatives and, to a lesser degree, increases in benefit costs.

          DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense increased by $0.7 million, or 25.7%, to $3.4 million in the three months ended June 2004 from $2.7 million in the three months ended June 2003. This was primarily due to a change in accounting estimate made in the third quarter of 2003 to change the estimated useful life of certain acquired customer lists to 17 years from 40 years, and the amortization associated with our Florida Lighting acquisition.

         SPECIAL COSTS AND EXPENSES. There were no special costs and expenses during the three months ended June 2004 and $0.2 million in the three months ended June 2003. Special costs and expenses consisted of non-recurring costs incurred in connection with our acquisition of Barnett Inc. (the "Barnett Acquisition") in September 2000. This decrease was due to the fact that the consolidation of the Barnett Acquisition is substantially completed.

         OPERATING INCOME. As a result of the foregoing, operating income increased by $1.3 million, or 8.1%, to $17.4 million in the three months ended June 2004 from $16.1 million in the three months ended June 2003.

         CHANGE IN FAIR VALUE OF INTEREST RATE SWAPS. We recorded a gain of $3.6 million in the three months ended June 2004 and $0.4 million in the three months ended June 2003 related to changes in the market value of our interest rate swap instruments. The non-cash gains were attributable to changes in market conditions, including but not limited to fluctuations in interest rates, general market volatility, and the remaining tenor of our instruments.

         INTEREST EXPENSE. Interest expense decreased by $0.1 million in the three months ended June 2004 to $10.1 million from $10.2 million in the three months ended June 2003. This slight decrease was attributable to the reduction in our long-term debt due to the payments made in accordance with our credit facility of $5.3 million.

         PROVISION FOR INCOME TAXES. The provision for income taxes was $4.0 million in the three months ended June 2004 compared to a benefit of $3.1 million in the three months ended June 2003. The effective tax rate for the three months ended June 2004 and June 2003 was 36.7%

SIX MONTHS ENDED JUNE 25, 2004 COMPARED TO SIX MONTHS ENDED JUNE 27, 2003

         OVERVIEW. Strong improvement in current market conditions, our organic growth initiatives, and the success of our recent strategic acquisition of Florida Lighting resulted in net sales growth of $43.4 million in the first six months of the year, a 13.8% increase over the comparable prior year period on the same number of shipping days. During the first six months of the year we invested approximately $2.5 million in growth initiatives directed at increasing sales volume in each of the three markets that we serve - the facilities maintenance, professional contractor and distributor markets. Our organic growth initiatives include the expansion of our national accounts program, the opening of new contractor showrooms, product line expansion (specifically our appliance and HVAC product lines), and geographic expansion through the addition of telesales representatives. Strong net sales growth of 11.5% in the first quarter and 16.1% growth in the second quarter has been supported by our investment of approximately $20 million in inventory and $15 million in trade receivables. Our continued focus on working capital during this period of strong sales growth has allowed us to maintain our inventory and trade accounts receivable turnover rates at appropriate levels, resulting in the minimal use of our revolving credit facility as we use current period cash generation to fund our growth.

         NET SALES. Our net sales increased by $43.4 million, or 13.8%, to $358.0 million in the six months ended June 2004 from $314.6 million in the six months ended June 2003. Daily sales were $2.8 million in the six months ended June 2004 and $2.5 million in the six months ended June 2003. The $43.4 million sales increase was attributable to $17.2 million from our Florida Lighting acquisition referenced above and $2.7 million in reclassified freight revenues and costs. The remaining increase was attributable to new sales and growth initiatives and improved demand for our products as discussed above. During the third quarter of 2003, we reclassified freight revenue from selling, general and administrative expenses to net sales, in order to more properly reflect that these amounts are revenues earned for our products provided. This reclassification did not have an effect on operating income. However, on a prospective basis it increases both net sales and selling, general and administrative costs and reduces our operating margin percent.

         GROSS PROFIT. Gross profit increased by $17.1 million, or 14.3%, to $136.7 million in the six months ended June 2004 from $119.6 million in the six months ended June 2003. Gross profit margins increased to 38.2% for the six months ended June 2004 from 38.0% for the six months ended June 2003. After adjusting for the effect of the $2.7 million reclassification of freight revenue, gross margin for the three months ended June 2004 would have been 37.7%. Accordingly, most of the change in gross margin dollars was due to the sales volume increase, offset slightly by the margin decrease.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES SG&A expenses increased by $15.3 million, or 18.5%, to $98.3 million in the six months ended June 2004 from $83.0 million in the six months ended June 2003. Increased SG&A expenses related to the Florida Lighting acquisition was $5.7 million of the $15.3million increase, and $2.7 million of the increase was the freight revenue reclassification previously discussed. Certain expenses within SG&A, such as the costs of running distribution centers, delivery expenses and selling expenses, fluctuate with sales volume and these items along with increased investment in new marketing initiatives and to a lesser degree increases in benefit costs made up the remainder of the increases in SG&A.

         DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense increased by $0.8 million, or 14.3%, to $6.4 million in the six months ended June 2004 from $5.6 million in the six months ended June 2003. This was primarily due to a change in accounting estimate made in the third quarter of 2003 to change the estimated useful life of certain acquired customer lists to 17 years, and the amortization associated with our Florida Lighting acquisition.

         SPECIAL COSTS AND EXPENSES. There were no special costs and expenses during the six months ended June 2004 and $0.4 million in the six months ended June 2003. Special costs and expenses consisted of non-recurring costs incurred in connection with the Barnett Acquisition. This decrease was due to the fact that the consolidation of the Barnett Acquisition is substantially completed.

         OPERATING INCOME. As a result of the foregoing, operating income increased by $1.3 million, or 4.1%, to $31.9 million in the six months ended June 2004 from $30.6 million in the six months ended June 2003.

         CHANGE IN FAIR VALUE OF INTEREST RATE SWAPS. We recorded a gain of $4.7 million in the six months ended June 2004 and $1.1 million in the six months ended June 2003 related to changes in the market value of our interest rate swap instruments. The non-cash gains were attributable to changes in market conditions, including but not limited to fluctuations in interest rates, general market volatility, and the remaining tenor of our instruments.

         INTEREST EXPENSE. Interest expense increased by $0.5 million in the six months ended June 2004 to $20.3 million from $19.8 million in the six months ended June 2003. This increase was attributable to higher average debt balances and incrementally higher interest costs associated with our entry into a new credit facility and issuance of $200 million aggregate principal amount 11.5% senior subordinated notes due 2011, or the 11.5% notes, in May 2003 as part of the Refinancing Transactions (described below in Liquidity and Capital Resources).

          PROVISION FOR INCOME TAXES. The provision for income taxes was $6.3 million in the six months ended June 2004 compared to a benefit of $1.0 million in the six months ended June 2003. The effective tax rate for the six months ended June 2004 was 38.2% compared to 34.1% in the six months ended June 2003. The increase in the effective tax rate was due primarily to changes in foreign income taxes and non-deductible expenses.


LIQUIDITY AND CAPITAL RESOURCES

         As of June 25, 2004, we had approximately $47.8 million of availability under our $65.0 million revolving credit facility. Historically, our capital requirements have been for debt service obligations, acquisitions, the expansion and maintenance of our distribution network, upgrades of our proprietary information systems software and working capital requirements. We expect this to continue in the foreseeable future. Historically, we have funded these requirements through internally generated cash flow and funds borrowed under our senior credit facility. We expect our cash flow from operations and the loan availability under our credit facility to be our primary source of funds in the future. Letters of credit, which are issued under the revolving credit facility, will be used to support payment obligations incurred for our general corporate purposes. As of June 25, 2004, we had $7.0 million of letters of credit issued under the credit facility. With respect to borrowings under our senior credit facility, we have the option to borrow at an adjusted LIBOR or an alternative base rate. Interest on the senior credit facility is payable quarterly, and with respect to any LIBOR borrowings, on the last day of the interest period applicable to the term of the borrowing.

         Net cash provided by operating activities was $5.8 million in the six months ended June 2004 compared to $20.8 million in the comparable period for the prior year. Net cash provided by operating activities in the six months ended June 2004 was lower than the prior year period as a result of our increased investment in inventory and trade accounts receivable associated with our sales growth. In the first six months of the prior year period, sales were relatively flat and we reduced our inventory investments to appropriately match our sales trends. During the first six months of 2004, our sales grew 13.8% and accordingly our inventory levels increased $14.6 million in the six months ended June 2004 compared to a decrease of $17.9 million in the six months ended June 2003. The increase for the period ending June 2004 was approximately 12.3% and was in line with our sales growth.

         Net cash used in investing activities was $4.2 million in the six months ended June 2004 compared to $6.3 million in the six months ended June 2003. Net cash used in investing activities in the six months ended June 2004 was primarily attributable to capital expenditures made in the ordinary course of business.

         Net cash provided by financing activities totaled $0.7 million in the six months ended June 2004 compared to net cash used in financing activities of $7.8 million in the six months ended June 2003. Net cash provided by financing activities in the six months ended June 2004 was primarily attributable to net borrowings under our revolving credit facility. Net cash used in financing activities in the six months ended June 2003 was attributable to the Refinancing Transaction described below.

         We issued $200 million aggregate principal amount of our 11.5% notes in May 2003 as part of the Refinancing Transactions as follows. On May 29, 2003, we entered into a new $205 million senior secured credit facility which consists of a $140 million term loan facility and a $65.0 million revolving loan facility. The net proceeds from the offering of the 11.5% notes and the refinancing of our former credit facility with a new credit facility were used to: (1) repay all outstanding indebtedness under our former credit facility, (2) redeem all of our outstanding 16% senior subordinated notes due 2008, (3) pay accrued interest and related redemption premiums on our former debt and (4) pay transaction fees and expenses related to the offering and the new credit facility. We refer to these transactions collectively as the "Refinancing Transactions". As of June 25 2004, our total indebtedness was $349.5 million (of which $7.0 million was outstanding in the form of letters of credit), and our senior indebtedness was $146.2 million. On December 19, 2003 we amended our senior credit facility such that with respect to any term loans, the applicable rate was reduced from LIBOR plus 4.5% to LIBOR plus 3.5%.

         Capital expenditures were $3.7 million in the six months ended June 2004 compared to $2.6 million in the six months ended June 2003. Capital expenditures as a percentage of sales were 1.0% in the six months ended June 2004 and 0.8% in the six months ended June 2003.

         Our principal working capital need is for inventory and trade accounts receivable, which have generally increased with the growth in our business. Our principal sources of cash to fund our working capital needs are cash generated from operating activities and borrowings under our revolving credit facility.

         We believe that cash flow from operations and available borrowing capacity under our credit facility will be adequate to finance our ongoing operational cash flow needs and debt service obligations for the next twelve months and over the long term.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         Periodically, we enter into derivative financial instruments, including interest rate exchange agreements, or swaps, to manage our exposure to fluctuations in interest rates on our debt. Under our existing swaps, we pay a fixed rate on the notional amount to our banks and the banks pay us a variable rate on the notional amount equal to a base LIBOR rate. The total notional amount of these transactions was $151.0 million at June 25, 2004. These agreements, which mature between April and October of 2005, effectively fix the interest at a weighted average rate of 6.56%. In the six months ended June 25, 2004 we have recognized a non-cash gain of $3.6 million from the change in value of our interest rate swaps. This increase in value of the interest rate swaps is attributable to changes in market conditions including, but not limited to, fluctuations in interest rates, general market volatility, and the remaining tenor of our instruments.

         Periodically, we perform an analysis to determine the effect on interest expense of instantaneous and sustained parallel shifts in interest rates of plus or minus 100 basis points over a period of twelve months. As of June 25, 2004, this analysis reflected that a 100 basis point change in interest rates would have resulted in a change in the fair value of the interest rate swaps of approximately $1.9 million. While this simulation is a useful measure of our sensitivity to changing rates, it is not a forecast of the future results and is based on many assumptions that, if changed, could cause a different outcome. In addition, a change in U.S. Treasury rates in the designated amounts accompanied by a change in the shape of the Treasury yield curve would cause significantly different changes to the fair value of these instruments.


ITEM 4.  CONTROLS AND PROCEDURES.

         Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 25, 2004. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 25, 2004, our disclosure controls and procedures were (1) designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our Chief Executive Officer and Chief Financial Officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

         No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended June 25, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.


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



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K .

    a.   EXHIBITS

    The following exhibits are being filed as part of this Quarterly Report on Form 10-Q:

    31.1 Certification of Michael J. Grebe as President and Chief Executive Officer of Interline Brands, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

    31.2 Certification of Charles Blackmon as Vice President and Chief Financial Officer of Interline Brands, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.


    b.   REPORTS ON FORM 8-K

    We filed current reports on Form 8-K under Item 5 of such forms for each of June 15, 2004, June 17, 2004, and June 30, 2004.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                     INTERLINE BRANDS, INC.


                                      By: /s/ Charles Blackmon
                                          ------------------------------
                                          Charles Blackmon
                                          Vice President and Chief
                                          Financial Officer

                                          (Duly Authorized Signatory and
                                           Principal Financial Officer)


Date: August 9, 2004