Form 10-Q
period 2004-09-24
INTERLINE BRANDS INC
filed 2004-11-08
CIK 1250189

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)
   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 24, 2004

                                       OR


   [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          FOR THE TRANSITION PERIOD FROM _______________  TO _______________
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

                        Yes   [_]         No    [X]

         As of the close of business on November 8, 2004, there were 5,399,736 shares outstanding of the registrant's common stock, no par value.


                                         TABLE OF CONTENTS

                                                                                                PAGE

                                    PART I -- FINANCIAL INFORMATION

Item 1.    Financial Statements
                Unaudited Condensed Consolidated Balance Sheets as of  September 24, 2004
                         and December 26, 2003...................................................1
                Unaudited Condensed Consolidated Statements of Operations
                for the Three Months and Nine Months Ended September 24, 2004 and
                         September 26, 2003......................................................2
                Unaudited Condensed Consolidated Statement of Stockholders'
                Equity (Deficiency) for the Nine Months Ended September 24, 2004.................3
                Unaudited Condensed Consolidated Statements of Cash Flows
                for the Nine Months Ended September 24, 2004 and September 26, 2003..............4
                Notes to Unaudited Condensed Consolidated Financial
                Statements.......................................................................5
Item 2.    Management's Discussions and Analysis of Financial Condition
           and Results of Operations............................................................18
Item 3.    Quantitative and Qualitative Disclosures about Market Risk...........................24
Item 4.    Controls and Procedures..............................................................25

                                      PART II -- OTHER INFORMATION

Item 1.    Legal Proceedings....................................................................25
Item 5.    Other Information....................................................................26
Item 6.    Exhibits.............................................................................26

SIGNATURES......................................................................................27

                         PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                     INTERLINE BRANDS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
          AS OF SEPTEMBER 24, 2004 AND DECEMBER 26, 2003 (In thousands, except share and per share data)

                                                                      SEPTEMBER 24,   DECEMBER 26,
                                                                           2004            2003
                                                                      ------------    -----------
ASSETS

CURRENT ASSETS:
       Cash and cash equivalents                                      $   4,494       $   1,612
       Cash - restricted                                                  1,001           1,000
       Accounts receivable - trade (net of allowance for
         doubtful accounts of $6,731 and $6,316)                        107,792          83,684
       Accounts receivable - other                                       11,497          12,932
       Inventory                                                        137,926         119,301
       Prepaid expenses and other current assets                          3,911           4,260
       Deferred income taxes                                             10,946          10,318
                                                                      ---------       ---------
                Total current assets                                    277,567         233,107

PROPERTY AND EQUIPMENT, net                                              29,556          30,605

GOODWILL                                                                202,544         202,227

OTHER INTANGIBLE ASSETS, net                                             86,500          90,632

OTHER ASSETS                                                              9,280           8,711
                                                                      ---------       ---------
TOTAL ASSETS                                                          $ 605,447       $ 565,282
                                                                      =========       =========
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES:
       Revolver                                                       $   7,000       $      --
       Current portion of long-term debt                                  7,000           7,000
       Accounts payable                                                  54,958          43,180
       Accrued expenses and other current liabilities                    19,982          19,623
       Current portion of interest rate swaps                             2,409              --
       Accrued interest payable                                          11,057           5,803
       Accrued merger expenses                                            4,323           4,739
       Income taxes payable                                               6,064              --
                                                                      ---------       ---------
                Total current liabilities                               112,793          80,345

LONG-TERM LIABILITIES:
       Deferred Income Taxes                                             26,924          22,543
       Interest Rate Swaps                                                4,185          12,793
       Long-Term Debt, Net of Current Portion                           329,275         334,525
                                                                      ---------       ---------
TOTAL LIABILITIES                                                       473,177         450,206
                                                                      =========       =========
COMMITMENTS AND CONTINGENCIES
SENIOR PREFERRED STOCK, $0.01 par value, 27,000,000 shares
  authorized; 23,600,014 shares issued and outstanding;
  at liquidation value                                                  420,767         379,612
                                                                      ---------       ---------
STOCKHOLDERS' EQUITY (DEFICIENCY):
       Common stock, no par value, 7,500,000 shares
          authorized; 5,399,736 and 5,334,546 shares issued
          and outstanding                                                 1,994           1,994
       Accumulated deficit                                             (289,568)       (265,548)
       Stockholder loans                                                 (1,575)         (1,545)
       Accumulated other comprehensive income                               652             563
                                                                      ---------       ---------
TOTAL STOCKHOLDERS' EQUITY (DEFICIENCY)                                (288,497)       (264,536)
                                                                      ---------       ---------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                              $ 605,447       $ 565,282
                                                                      =========       =========

SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

               INTERLINE BRANDS, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
  THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 24, 2004 AND SEPTEMBER 26, 2003
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                               THREE MONTHS ENDED          NINE MONTHS ENDED
                                                         SEPTEMBER 24,  SEPTEMBER 26,  SEPTEMBER 24,  SEPTEMBER 26,
                                                                 2004           2003           2004           2003
                                                         -------------  -------------  -------------  -------------
NET SALES                                                   $ 190,400      $ 166,676      $ 548,383      $ 481,235
COST OF SALES                                                 117,214        103,308        338,529        298,241
                                                         -------------  -------------  -------------  -------------
    Gross profit                                               73,186         63,368        209,854        182,994
                                                         -------------  -------------  -------------  -------------
OPERATING EXPENSES :
    Selling, general and administrative expenses               49,724         43,693        148,062        126,678
    Depreciation and amortization                               2,988          3,134          9,414          8,759
    Special costs and expenses                                     --            132             --            510
                                                         -------------  -------------  -------------  -------------
       Total operating expense                                 52,712         46,959        157,476        135,947
                                                         -------------  -------------  -------------  -------------
OPERATING INCOME                                               20,474         16,409         52,378         47,047
CHANGE IN FAIR VALUE OF INTEREST RATE SWAPS                     1,503          2,201          6,201          3,284
LOSS ON EXTINGUISHMENT OF DEBT                                     --             --             --        (14,893)
INTEREST EXPENSE                                              (10,269)       (10,320)       (30,563)       (30,146)
INTEREST INCOME                                                    32             23             65            100
OTHER INCOME (EXPENSE)                                            119             54            300             46
                                                         -------------  -------------  -------------  -------------
    Income before income taxes                                 11,859          8,367         28,381          5,438
PROVISION FOR INCOME TAXES                                      4,932          3,563         11,246          2,565
                                                         -------------  -------------  -------------  -------------
NET INCOME                                                      6,927          4,804         17,135          2,873
PREFERRED STOCK DIVIDENDS                                     (14,170)       (12,381)       (41,155)       (35,905)
                                                         -------------  -------------  -------------  -------------
NET LOSS APPLICABLE TO COMMON STOCKHOLDERS                   $ (7,243)      $ (7,577)     $ (24,020)     $ (33,032)
                                                         =============  =============  =============  =============
LOSS PER COMMON SHARE - BASIC                                $  (1.34)      $  (1.41)       $ (4.45)       $ (6.13)
                                                         =============  =============  =============  =============
LOSS PER COMMON SHARE - DILUTED                              $  (1.34)      $  (1.41)       $ (4.45)       $ (6.13)
                                                         =============  =============  =============  =============

SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                     INTERLINE BRANDS, INC AND SUBSIDIARIES
      CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                                  (UNAUDITED)
                      NINE MONTHS ENDED SEPTEMBER 24, 2004
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                       RETAINED    ACCUMULATED
                                                                       EARNINGS       OTHER            TOTAL
                                        COMMON STOCK     STOCKHOLDER  (ACCUMULATED COMPREHENSIVE    STOCKHOLDERS'
                                    SHARES      AMOUNT      LOANS      DEFICIT)      INCOME      (DEFICIENCY) EQUITY
                                 ---------   ---------   ------------ ------------ ------------- --------------------
BALANCE, DECEMBER 26, 2003       5,334,546   $   1,994   $  (1,545)   $(265,548)   $     563      $         (264,536)

Preferred dividends                     --          --          --      (41,155)          --                 (41,155)
Interest on shareholder notes           --          --         (30)          --           --                     (30)
Issuance of restricted stock        65,190          --          --           --           --                      --
Comprehensive income:
  Net income                            --          --          --       17,135           --                      --
  Foreign currency translation          --          --          --           --           89                      --
Total comprehensive income              --          --          --           --           --                  17,224

                                 ---------   ---------   ---------    ---------    ---------      ------------------
BALANCE, SEPTEMBER 24, 2004      5,399,736   $   1,994   $  (1,575)   $(289,568)   $     652      $         (288,497)
                                 =========   =========   =========    =========    =========      ==================

SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                     INTERLINE BRANDS, INC AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) NINE MONTHS ENDED SEPTEMBER 24, 2004 AND SEPTEMBER 26, 2003
                                 (In thousands)

                                                                                       NINE MONTHS ENDED
                                                                            SEPTEMBER 24, 2004   SEPTEMBER 26, 2003
                                                                            ------------------   ------------------
OPERATING ACTIVITIES :
 Net income                                                                 $           17,135   $           2,873
 Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation and amortization                                                       9,414               8,759
     Amortization and write-off of debt issuance costs                                   1,428               7,855
     Accretion and write-off of discount on 16% senior subordinated notes                   --               4,410
     Redemption premium on 16% senior subordinated notes                                    --               3,879
     Change in fair value of interest rate swaps                                        (6,201)             (3,284)
     Loss on disposal of property and equipment                                             --                   3
     Interest income on stockholder notes                                                  (30)                (78)
     Deferred income taxes                                                               3,754                 423
     16% senior subordinated notes issued for interest due                                  --               1,674
 Changes in assets and liabilities, net of effects of acquisition:
     Cash - restricted                                                                      (1)                329
     Accounts receivable - trade                                                       (24,108)            (10,375)
     Accounts receivable - other                                                         1,435               2,590
     Inventory                                                                         (18,625)             12,576
     Prepaid expenses and other current assets                                             350                (450)
     Other assets                                                                         (210)                (73)
     Accrued interest payable                                                            5,254               6,792
     Accounts payable                                                                   11,778              (3,187)
     Accrued expenses and other current liabilities                                        477              (1,778)
     Accrued merger expenses                                                              (416)             (1,210)
     Income taxes payable                                                                6,064                  --
                                                                            ------------------   -----------------
        Net cash provided by operating activities                                        7,498              31,728
                                                                            ------------------   -----------------
INVESTING ACTIVITIES :
 Purchase of property and equipment                                                     (5,359)             (3,495)
 Purchase of businesses, net of cash acquired                                             (509)             (3,747)
                                                                            ------------------   -----------------
        Net cash used in investing activities                                           (5,868)             (7,242)
                                                                            ------------------   -----------------
FINANCING ACTIVITIES :
 Increase (decrease) in revolver and swingline, net                                      7,000             (18,500)
 Repayment of debt                                                                      (5,250)           (317,487)
 Proceeds from refinancing transactions                                                     --             340,000
 Payment of debt issuance and offering costs                                              (587)            (12,020)
                                                                            ------------------   -----------------
        Net cash provided by (used in) financing activities                              1,163              (8,007)
                                                                            ------------------   -----------------
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS                                89                 666
                                                                            ------------------   -----------------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                                2,882              17,145
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                           1,612               5,557
                                                                            ------------------   -----------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                    $            4,494   $          22,702
                                                                            ==================   =================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
 Cash paid during the period for :
     Interest                                                               $           23,853   $          18,082
                                                                            ==================   =================
     Income taxes (net of refunds)                                          $              457   $           1,404
                                                                            ==================   =================
SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
     Dividends on preferred stock                                           $           41,155   $          35,905
                                                                            ==================   =================
     Note issued for purchase of investment                                 $               --   $           3,275
                                                                            ==================   =================

SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                     INTERLINE BRANDS, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
--------------------------------------------------------------------------------

1.   BASIS OF PRESENTATION

     The accompanying unaudited interim financial statements of Interline Brands, Inc. and its susidiaries ("Interline" or the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission, which apply to interim financial statements. These unaudited consolidated financial statements do not include all disclosures provided in the annual financial statements and notes thereto contained in the Annual Report on Form 10-K for Interline Brands, Inc. for the year ended December 26, 2003 as filed with the Securities and Exchange Commission on March 25, 2004. All adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented have been recorded. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

     The Company is in one industry, the distribution of maintenance, repair and operations, or MRO, products. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosure about Segments of an Enterprise and Related Information", the Company has one operating segment. Our net sales for the nine month periods ended September 24, 2004 and September 26, 2003 by product category were approximately (in millions):

                                               NINE MONTHS      NINE MONTHS
                                                  ENDED            ENDED
                                              SEPTEMBER 24,    SEPTEMBER 26,
     PRODUCT CATEGORY                              2004             2003
     ----------------                         -------------    -------------
     Plumbing................................    $241.3           $226.2
     Electrical..............................      82.3             52.9
     Security Hardware.......................      38.4             38.5
     Hardware................................      38.4             33.7
     HVAC....................................      38.3             28.9
     Appliances and Parts ...................      32.9             33.7
     Other...................................      76.8             67.3
                                                 ------           ------
     Total...................................    $548.4           $481.2
                                                 ======           ======


2.   EARNINGS PER SHARE

     Net income per share for all periods has been computed in accordance with SFAS No. 128, "Earnings per Share". Basic net income(loss) per share is computed by dividing net income(loss) applicable to common stockholders by the weighted-average number of shares outstanding during the year. Diluted net income per share is computed by dividing net income attributable to common stockholders by the weighted-average number of shares outstanding during the year, assuming dilution.

                     INTERLINE BRANDS, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (CONTINUED)
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
--------------------------------------------------------------------------------

     The amounts used in calculating net income (loss) per share data are as follows:

                                                          THREE MONTHS ENDED             NINE MONTHS ENDED
                                                    SEPTEMBER 24,   SEPTEMBER 26,   SEPTEMBER 24,   SEPTEMBER 26,
                                                        2004           2003             2004            2003
                                                    ------------    ------------    -------------   -------------
     Net income                                       $  6,927       $  4,804        $  17,135        $   2,873
     Preferred stock dividends                         (14,170)       (12,381)         (41,155)         (35,905)
                                                      --------       --------        ---------        ---------
     Net loss applicable to common stockholders       $ (7,243)      $ (7,577)       $ (24,020)       $ (33,032)
                                                      ========       ========        =========        =========

     Weighted average shares outstanding - basic         5,400          5,385            5,400            5,385
     Effect of dilutive stock options                       --             --               --               --
                                                      --------       --------        ---------        ---------
     Weighted average shares outstanding - diluted       5,400          5,385            5,400            5,385
                                                      ========       ========        =========        =========

     Options to purchase 191,052 and 177,532 shares of common stock which were outstanding at September 24, 2004 and September 26, 2003, respectively, were not included in the computation of weighted average shares outstanding-diluted because the exercise prices of the options are greater than the average fair market value of common stock and the effect would be antidilutive.

3.   DEBT

     Long-term debt at September 24, 2004 and December 26, 2003 consists of the following:

                                           SEPTEMBER 24,        DECEMBER 26,
                                               2004                 2003
                                           -------------        ------------
     Term Loan                               $ 133,000           $ 138,2500
     Note payable                                3,275                3,275
     11.5% Senior Subordinated Notes           200,000              200,000
                                           -------------        ------------
                                               336,275              341,525
     Less current portion                       (7,000)              (7,000)
                                           -------------        ------------
                                             $ 329,275            $ 334,525
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

     Borrowings under the term loan facility and revolving loan facility bear interest, at the Company's option, at either LIBOR plus a spread, currently 3.5%, or at an alternate base rate plus a spread, currently 2.75%. Interest rates in effect on borrowings under the term loan facility at September 24, 2004 ranged from 5.46% for LIBOR based borrowings to 7.25% for prime based borrowings. Outstanding letters of credit under the revolving loan facility are subject to a per annum fee equal to the applicable spread over the adjusted LIBOR for revolving loans. The term loan facility matures on November 30, 2009 and the revolving loan facility matures on May 31, 2008.

     As of September 24, 2004, the Company had $9.0 million of letters of credit issued and $49.0 million available under the revolving loan facility. There was $7.0 million in borrowings outstanding under the revolving loan facility at September 24, 2004. The credit facility is secured by substantially all of the assets of the Company.

     Periodically, the Company enters into derivative financial instruments, including interest rate exchange agreements, to manage its exposure to fluctuations in interest rates on its debt. At September 24, 2004, the Company had interest rate exchange agreements, or swaps, outstanding with a total notional amount of $151.0 million. These agreements, which mature between April and October of 2005, effectively fix the interest rate on the Company's variable rate borrowings under the term loan facility at a weighted average rate of 6.56%. The market value of the outstanding interest rate exchange agreements of $6.6 million has been recorded as current portion of interest rate swaps of $2.4 million and long-term liability of $4.2 million at September 24, 2004. The Company's derivative activities are for purposes other than trading.

     The credit facility contains customary affirmative and negative covenants that limit the Company's ability to incur additional indebtedness, pay dividends on its common stock or redeem, repurchase or retire its common stock or subordinated indebtedness, make certain investments, sell assets, and consolidate, merge or transfer assets, and that require the Company to maintain certain debt to cash flow and interest expense coverage ratios. The Company was in compliance with all covenants at September 24, 2004.

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

                     INTERLINE BRANDS, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (CONTINUED)
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
--------------------------------------------------------------------------------

     The maturities of long-term debt subsequent to September 24, 2004 are as follows:

                  2004                           $     3,500
                  2005                                 6,125
                  2006                                11,375
                  2007                                14,000
                  2008                                15,750
                  Thereafter                         285,525
                                                 -----------
                                                 $   336,275
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

     A summary of the status of the Company's stock option plans is as follows:

                                                                                        WEIGHTED
                                                 NUMBER         EXERCISE PRICE     AVERAGE EXERCISE
                                                OF SHARES          PER SHARE        PRICE PER SHARE
                                                ---------       --------------     ----------------
     Outstanding at December 26, 2003            187,532       $ 0.50 - $ 20.33          $ 6.17

     2004:
       Granted                                     4,694                   0.50            0.50
       Cancelled                                  (1,174)                  0.50            0.50
                                                 -------
     Outstanding at September 24, 2004           191,052       $ 0.50 - $ 20.33         $ 6.10
                                                 =======

      The Company accounts for stock-based compensation using the intrinsic value based method under Accounting Principles Board Opinion No. 25 (APB No. 25), "Accounting for Stock Issued to Employees," and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under the 2000 Plan had an exercise price no less than the estimated market value of the underlying common stock on the date of grant. The effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards ("SFAS") Statement No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation was immaterial. The fair value of each option was estimated on the date of grant using the Black-Scholes option pricing model, with the following assumptions used for options granted in 2003 and 2004: dividend yield of 0%, expected volatility of 0%, risk-free rate of 3.48% and 4.05%, respectively, and expected life of 5 years.

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

                                       CONDENSED CONSOLIDATING BALANCE SHEET (UNAUDITED)
                                                As of September 24, 2004
--------------------------------------------------------------------------------------------------------------------

                                                                     PARENT   SUBSIDIARY
                                                                    COMPANY   GUARANTORS  ELIMINATIONS  CONSOLIDATED
                                                                  ---------    ---------  ------------  ------------
                                                                    (In thousands, except share and per share data)
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                       $   4,426    $      68  $        --   $     4,494
  Cash-restricted                                                     1,001           --           --         1,001
  Accounts receivable - trade, net                                  107,792           --           --       107,792
  Accounts receivable - other                                        11,497           --           --        11,497
  Inventory                                                         137,926           --           --       137,926
  Prepaid expenses and other current assets                           3,908            3           --         3,911
  Deferred income taxes                                              10,946           --           --        10,946
  Due from Parent                                                        --       75,740      (75,740)           --
  Investment in subsidiaries                                         37,777           --      (37,777)           --
                                                                  ---------    ---------  -----------   -----------
           Total current assets                                     315,273       75,811     (113,517)      277,567

PROPERTY AND EQUIPMENT, net                                          29,556           --           --        29,556

GOODWILL                                                            202,544           --           --       202,544

OTHER INTANGIBLE ASSETS, net                                         86,500           --           --        86,500

OTHER ASSETS                                                          5,981        6,914       (3,615)        9,280
                                                                  ---------    ---------  -----------   -----------
TOTAL ASSETS                                                      $ 639,854    $  82,725  $  (117,132)  $   605,447
                                                                  =========    =========  ===========   ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
   (DEFICIENCY)

                              CURRENT LIABILITIES:
  Revolver                                                        $   7,000    $      --  $        --   $     7,000
  Current portion of long-term debt                                   7,000           --           --         7,000
  Accounts payable                                                   54,957            1           --        54,958
  Accrued expenses and other current liabilities                     19,982           --           --        19,982
  Current portion of interest rate swaps                              2,409           --           --         2,409
  Accrued interest payable                                           11,057           --           --        11,057
  Accrued merger expenses                                             4,323           --           --         4,323
  Income taxes payable                                                  564        5,500           --         6,064
  Due to subsidiaries                                                43,183           --      (43,183)           --
                                                                  ---------    ---------  -----------   -----------
           Total current liabilities                                150,475        5,501      (43,183)      112,793

LONG-TERM LIABILITIES:
  Deferred income taxes                                              26,924           --           --        26,924
  Interest rate swaps                                                 4,185           --           --         4,185
  Long-term debt, net of current portion                            326,000        3,275           --       329,275
                                                                  ---------    ---------  -----------   -----------
TOTAL LIABILITIES                                                   507,584        8,776      (43,183)      473,177
                                                                  ---------    ---------  -----------   -----------
SENIOR PREFERRED STOCK, $0.01 par value, 27,000,000
    shares authorized; 23,600,014 shares issued and outstanding     420,767           --           --       420,767

STOCKHOLDERS' EQUITY (DEFICIENCY):
  Common stock, no par value,  7,500,000 shares authorized,
   5,399,736 shares issued and outstanding                            1,994           --           --         1,994
  Additional paid-in-capital                                             --       43,285      (43,285)           --
  Accumulated deficit                                              (289,568)      30,664      (30,664)     (289,568)
  Stockholder loans                                                  (1,575)          --           --        (1,575)
  Dividends                                                              --           --           --            --
  Accumulated other comprehensive loss                                  652           --           --           652
                                                                  ---------    ---------  -----------   -----------
TOTAL STOCKHOLDERS' EQUITY (DEFICIENCY)                            (288,497)      73,949      (73,949)     (288,497)
                                                                  ---------    ---------  -----------   -----------
TOTAL LIABILITIES AND STOCKHOLDERS'
   EQUITY (DEFICIENCY)                                            $ 639,854    $  82,725  $  (117,132)  $   605,447
                                                                  =========    =========  ===========   ===========

                                       CONDENSED CONSOLIDATING BALANCE SHEET (UNAUDITED)
                                                As of December 26, 2003
--------------------------------------------------------------------------------------------------------------------

                                                                     PARENT   SUBSIDIARY
                                                                    COMPANY   GUARANTORS  ELIMINATIONS  CONSOLIDATED
                                                                  ---------    ---------  ------------  ------------
                                                                    (In thousands, except share and per share data)
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                       $   1,527    $      85   $        --  $      1,612
  Cash-restricted                                                     1,000           --            --         1,000
  Accounts receivable - trade, net                                   83,684           --            --        83,684
  Accounts receivable - other                                        12,932           --            --        12,932
  Inventory                                                         119,301           --            --       119,301
  Prepaid expenses and other current assets                           4,255            5            --         4,260
  Deferred income taxes                                              10,318           --            --        10,318
  Due from Parent                                                        --       66,586       (66,586)           --
  Investment in subsidiaries                                         41,003           --       (41,003)           --
                                                                  ---------    ---------  ------------  ------------
           Total current assets                                     274,020       66,676      (107,589)      233,107

PROPERTY AND EQUIPMENT, net                                          30,605           --            --        30,605

GOODWILL                                                            202,227           --            --       202,227

OTHER INTANGIBLE ASSETS, net                                         90,632           --            --        90,632

OTHER ASSETS                                                          5,412        6,614        (3,315)        8,711
                                                                  ---------    ---------  ------------  ------------
TOTAL ASSETS                                                      $ 602,896    $  73,290  $   (110,904) $    565,282
                                                                  =========    =========  ============  ============

LIABILITIES AND STOCKHOLDERS' EQUITY
   (DEFICIENCY)

                              CURRENT LIABILITIES:
  Current portion of long-term debt                               $   7,000    $      --     $      --  $      7,000
  Accounts payable                                                   43,170           10            --        43,180
  Accrued expenses and other current liabilities                     19,623           --            --        19,623
  Accrued interest payable                                            5,803           --            --         5,803
  Accrued merger expenses                                             4,739           --            --         4,739
  Income taxes payable                                               (2,400)       2,400            --            --
  Due to subsidiaries                                                43,299           --       (43,299)           --
                                                                  ---------    ---------  ------------  ------------
           Total current liabilities                                121,234        2,410       (43,299)       80,345

LONG-TERM LIABILITIES:
  Deferred income taxes                                              22,543           --            --        22,543
  Interest rate swaps                                                12,793           --            --        12,793
  Long-term debt, net of current portion                            331,250        3,275            --       334,525
                                                                  ---------    ---------  ------------  ------------
TOTAL LIABILITIES                                                   487,820        5,685       (43,299)      450,206
                                                                  ---------    ---------  ------------  ------------
SENIOR PREFERRED STOCK, $0.01 par value, 27,000,000
    shares authorized; 23,600,014 shares issued and outstanding     379,612           --            --       379,612

STOCKHOLDERS' EQUITY (DEFICIENCY):
  Common stock, no par value,  7,500,000 shares authorized,
   5,334,546 shares issued and outstanding                            1,994           --            --         1,994
  Additional paid-in-capital                                             --       43,285       (43,285)           --
  Accumulated deficit                                              (265,548)      24,320       (24,320)     (265,548)
  Stockholder loans                                                  (1,545)          --            --        (1,545)
  Dividends                                                              --           --            --            --
  Accumulated other comprehensive loss                                  563           --            --           563
                                                                  ---------    ---------  ------------  ------------
TOTAL STOCKHOLDERS' EQUITY (DEFICIENCY)                            (264,536)      67,605       (67,605)     (264,536)
                                                                  ---------    ---------  ------------  ------------
TOTAL LIABILITIES AND STOCKHOLDERS'
   EQUITY (DEFICIENCY)                                            $ 602,896    $  73,290  $   (110,904) $    565,282
                                                                  =========    =========  ============  ============


                           CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED)
                                     Three Months Ended September 24, 2004
----------------------------------------------------------------------------------------------------

                                                  PARENT      SUBSIDIARY
                                                  COMPANY     GUARANTORS  ELIMINATIONS  CONSOLIDATED
                                                 ---------    ----------  ------------  ------------
                                                    (In thousands, except share and per share data)
NET SALES                                        $ 190,400    $       --  $        --   $    190,400
COST OF SALES                                      117,214            --           --        117,214
                                                 ---------    ----------  ------------  ------------
          Gross profit                              73,186            --           --         73,186

OPERATING EXPENSES:
  Selling, general and administrative expenses      49,720             4           --         49,724
  Depreciation and amortization                      2,988            --           --          2,988
                                                 ---------    ----------  ------------  ------------
          Total operating expenses                  52,708             4           --         52,712
                                                 ---------    ----------  ------------  ------------
OPERATING INCOME (LOSS)                             20,478            (4)          --         20,474

CHANGE IN FAIR VALUE OF INTEREST
  RATE SWAPS                                         1,503            --           --          1,503
INTEREST EXPENSE                                   (13,449)           --        3,180        (10,269)
INTEREST INCOME                                         32         3,180       (3,180)            32
OTHER INCOME                                           119           119         (119)           119
EQUITY IN EARNINGS OF SUSIDIARIES                    2,076            --       (2,076)            --
                                                 ---------    ----------  ------------  ------------
          Income before income taxes                10,759         3,295       (2,195)        11,859

PROVISION FOR INCOME TAXES                           3,832         1,100           --          4,932
                                                 ---------    ----------  ------------  ------------
NET INCOME                                           6,927         2,195       (2,195)         6,927

PREFERRED STOCK DIVIDENDS                          (14,170)           --           --        (14,170)
                                                 ---------    ----------  ------------  ------------
NET (LOSS) INCOME APPLICABLE TO
   COMMON STOCKHOLDERS                           $  (7,243)   $    2,195  $    (2,195)  $     (7,243)
                                                 =========    ==========  ===========   ============

                CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED)
                           Three Months Ended September 26, 2003
----------------------------------------------------------------------------------------------------

                                                  PARENT      SUBSIDIARY
                                                  COMPANY     GUARANTORS  ELIMINATIONS  CONSOLIDATED
                                                 ---------    ----------  ------------  ------------
                                                    (In thousands, except share and per share data)
NET SALES                                        $ 166,676    $       --  $         --  $    166,676
COST OF SALES                                      103,308            --            --       103,308
                                                 ---------    ----------  ------------  ------------
          Gross profit                              63,368            --            --        63,368

OPERATING EXPENSES:
  Selling, general and administrative expenses      43,689             4            --        43,693
  Depreciation and amortization                      3,134            --            --         3,134
  Special costs and expenses                           132            --            --           132
                                                 ---------    ----------  ------------  ------------
          Total operating expenses                  46,955             4            --        46,959
                                                 ---------    ----------  ------------  ------------
OPERATING INCOME (LOSS)                             16,413            (4)           --        16,409

CHANGE IN FAIR VALUE OF INTEREST
  RATE SWAPS                                         2,201            --            --         2,201
EARLY EXTINGUISHMENT OF DEBT                            --            --            --
INTEREST EXPENSE                                   (14,006)           --         3,686       (10,320)
INTEREST INCOME                                         23         3,686        (3,686)           23
OTHER INCOME                                            54            --            --            54
EQUITY IN EARNINGS OF SUSIDIARIES                    2,482            --        (2,482)           --
                                                 ---------    ----------  ------------  ------------
          Income before income taxes                 7,167         3,682        (2,482)        8,367

PROVISION FOR INCOME TAXES                           2,363         1,200            --         3,563
                                                 ---------    ----------  ------------  ------------
NET INCOME                                           4,804         2,482        (2,482)        4,804

PREFERRED STOCK DIVIDENDS                          (12,381)           --            --       (12,381)
                                                 ---------    ----------  ------------  ------------
NET (LOSS) INCOME APPLICABLE TO
   COMMON STOCKHOLDERS                           $  (7,577)   $    2,482  $     (2,482) $     (7,577)
                                                 =========    ==========  ============  ============

                     CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED)
                                Nine Months Ended September 24, 2004
----------------------------------------------------------------------------------------------------

                                                  PARENT      SUBSIDIARY
                                                  COMPANY     GUARANTORS  ELIMINATIONS  CONSOLIDATED
                                                 ---------    ----------  ------------  ------------
                                                    (In thousands, except share and per share data)
NET SALES                                        $ 548,383    $      --   $         --  $    548,383
COST OF SALES                                      338,529           --             --       338,529
                                                 ---------    ----------  ------------  ------------
          Gross profit                             209,854           --             --       209,854

OPERATING EXPENSES:
  Selling, general and administrative expenses     148,050           12             --       148,062
  Depreciation and amortization                      9,414           --             --         9,414
                                                 ---------    ----------  ------------  ------------
          Total operating expenses                 157,464           12             --       157,476
                                                 ---------    ----------  ------------  ------------
OPERATING INCOME (LOSS)                             52,390          (12)            --        52,378

CHANGE IN FAIR VALUE OF INTEREST
  RATE SWAPS                                         6,201           --             --         6,201
INTEREST EXPENSE                                   (39,719)          --          9,156       (30,563)
INTEREST INCOME                                         65        9,156         (9,156)           65
OTHER INCOME                                           300          300           (300)          300
EQUITY IN EARNINGS OF SUSIDIARIES                    6,044           --         (6,044)           --
                                                 ---------    ----------  ------------  ------------
          Income before income taxes                25,281        9,444         (6,344)       28,381

PROVISION FOR INCOME TAXES                           8,146        3,100             --        11,246
                                                 ---------    ----------  ------------  ------------
NET INCOME                                          17,135        6,344         (6,344)       17,135

PREFERRED STOCK DIVIDENDS                          (41,155)          --             --       (41,155)
                                                 ---------    ----------  ------------  ------------
NET (LOSS) INCOME APPLICABLE TO
   COMMON STOCKHOLDERS                           $ (24,020)   $   6,344   $     (6,344) $    (24,020)
                                                 =========    ==========  ============  ============

                        CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED)
                                   Nine Months Ended September 26, 2003
----------------------------------------------------------------------------------------------------

                                                  PARENT      SUBSIDIARY
                                                  COMPANY     GUARANTORS  ELIMINATIONS  CONSOLIDATED
                                                 ---------    ----------  ------------  ------------
                                                    (In thousands, except share and per share data)
NET SALES                                        $ 481,235    $       --  $         --  $    481,235
COST OF SALES                                      298,241            --            --       298,241
                                                 ---------    ----------  ------------  ------------
          Gross profit                             182,994            --            --       182,994

OPERATING EXPENSES:
  Selling, general and administrative expenses     126,651            27            --       126,678
  Depreciation and amortization                      8,759            --            --         8,759
  Special costs and expenses                           510            --            --           510
                                                 ---------    ----------  ------------  ------------
          Total operating expenses                 135,920            27            --       135,947
                                                 ---------    ----------  ------------  ------------
OPERATING INCOME (LOSS)                             47,074           (27)           --        47,047

CHANGE IN FAIR VALUE OF INTEREST
  RATE SWAPS                                         3,284            --            --         3,284
EARLY EXTINGUISHMENT OF DEBT                       (14,893)           --            --       (14,893)
INTEREST EXPENSE                                   (41,055)           --        10,909       (30,146)
INTEREST INCOME                                        100        10,909       (10,909)          100
OTHER INCOME                                            46            46           (46)           46
EQUITY IN EARNINGS OF SUSIDIARIES                    7,182            --        (7,182)           --
                                                 ---------    ----------  ------------  ------------
          Income before income taxes                 1,738        10,928        (7,228)        5,438

(BENEFIT) PROVISION FOR INCOME TAXES                (1,135)        3,700            --         2,565
                                                 ---------    ----------  ------------  ------------
NET INCOME                                           2,873         7,228        (7,228)        2,873

PREFERRED STOCK DIVIDENDS                          (35,905)           --            --       (35,905)
                                                 ---------    ----------  ------------  ------------
NET (LOSS) INCOME APPLICABLE TO
   COMMON STOCKHOLDERS                           $ (33,032)   $    7,228  $     (7,228) $    (33,032)
                                                 =========    ==========  ============  ============

                                CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (UNAUDITED)
                                            Nine Months Ended September 24, 2004
-------------------------------------------------------------------------------------------------------------------

                                                                   PARENT    SUBSIDIARY
                                                                  COMPANY    GUARANTORS  ELIMINATIONS  CONSOLIDATED
                                                                 ---------   ----------  ------------  ------------
                                                                   (In thousands)
OPERATING ACTIVITIES:
  Net income                                                     $ 17,135    $    6,344  $     (6,344) $     17,135
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation and amortization                                   9,414            --            --         9,414
    Amortization of debt issuance costs                             1,428            --            --         1,428
    Change in fair value of interest rate swaps                    (6,201)           --            --        (6,201)
    Interest on shareholder loans                                     (30)           --            --           (30)
    Deferred income taxes                                           3,754            --            --         3,754
    Equity in earnings of subsidiaries                             (6,344)           --         6,344            --
    Changes in assets and liabilities, net of effects
        of acquisition:
      Cash - restricted                                                (1)           --            --            (1)
      Accounts receivable - trade                                 (24,108)           --            --       (24,108)
      Accounts receivable - other                                   1,435            --            --         1,435
      Inventory                                                   (18,625)           --            --       (18,625)
      Prepaid expenses and other current assets                       347             3            --           350
      Due from parent                                                  --        (9,156)        9,156            --
      Other assets                                                     90          (300)           --          (210)
      Accrued interest payable                                      5,254            --            --         5,254
      Accounts payable                                             11,786            (8)           --        11,778
      Accrued expenses and other current liabilities                  477            --            --           477
      Accrued merger expenses                                        (416)           --            --          (416)
      Income taxes payable                                          2,964         3,100            --         6,064
      Due to subsidiaries                                           9,156            --        (9,156)           --
                                                                 ---------   ----------  ------------  ------------
           Net cash provided by (used in) operating activities      7,515           (17)           --         7,498
                                                                 ---------   ----------  ------------  ------------
INVESTING ACTIVITIES:
  Purchase of property and equipment                               (5,359)           --            --        (5,359)
  Purchase of business, net of assets acquired                       (509)           --            --          (509)
                                                                 ---------   ----------  ------------  ------------
           Net cash used in investing activities                   (5,868)           --            --        (5,868)
                                                                 ---------   ----------  ------------  ------------
FINANCING ACTIVITIES:
    Increase in revolver and swingline, net                         7,000            --            --         7,000
    Repayment of debt                                              (5,250)           --            --        (5,250)
    Payment of debt issuance and offering costs                      (587)           --            --          (587)
                                                                 ---------   ----------  ------------  ------------
           Net cash provided by financing activities                1,163            --            --         1,163
                                                                 ---------   ----------  ------------  ------------
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND
  CASH EQUIVALENTS                                                     89            --            --            89
                                                                 ---------   ----------  ------------  ------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                2,899           (17)           --         2,882

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                      1,527            85            --         1,612
                                                                 ---------   ----------  ------------  ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                         $  4,426    $       68  $         --  $      4,494
                                                                 ========    ==========  ============  ============

                           CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (UNAUDITED)
                                       Nine Months Ended September 26, 2003
-------------------------------------------------------------------------------------------------------------------

                                                                   PARENT    SUBSIDIARY
                                                                  COMPANY    GUARANTORS  ELIMINATIONS  CONSOLIDATED
                                                                 ---------   ----------  ------------  ------------
                                                                   (In thousands)
OPERATING ACTIVITIES:
  Net income                                                     $   2,873   $    7,228  $     (7,228) $      2,873
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation and amortization                                    8,759           --            --         8,759
    Amortization and write-off of debt issuance costs                7,855           --            --         7,855
    Accretion and write off of discount on 16% senior
       subordinated notes                                            4,410           --            --         4,410
    Redemption premium on 16% senior subordinated notes              3,879           --            --         3,879
    Change in fair value of interest rate swaps                     (3,284)          --            --        (3,284)
    Loss on disposal of property and equipment                           3           --            --             3
    Interest on shareholder loans                                      (78)          --            --           (78)
    Deferred income taxes                                              423           --            --           423
    16% senior subordinated notes issued for interest dues           1,674           --            --         1,674
    Equity in earnings of subsidiaries                              (7,228)          --         7,228            --
    Changes in assets and liabilities, net of effects of
        acquisition:
      Cash - restricted                                                329           --            --           329
      Accounts receivable - trade                                  (10,375)          --            --       (10,375)
      Accounts receivable - other                                    2,590           --            --         2,590
      Inventory                                                     12,576           --            --        12,576
      Prepaid expenses and other current assets                       (455)           5            --          (450)
      Other assets                                                      (3)         (70)           --           (73)
      Accrued interest payable                                       6,792           --            --         6,792
      Accounts payable                                              (3,187)          --            --        (3,187)
      Accrued expenses and other current liabilities                (1,778)          --            --        (1,778)
      Accrued merger expenses                                       (1,210)          --            --        (1,210)
      Income taxes payable                                          (1,200)       1,200            --            --
      Due to subsidiaries                                          (11,280)          --        11,280            --
      Due from parent                                                   --       11,280       (11,280)           --
                                                                 ---------   ----------  ------------  ------------
           Net cash provided by operating activities                12,085       19,643            --        31,728
                                                                 ---------   ----------  ------------  ------------
INVESTING ACTIVITIES:
  Purchase of property and equipment                                (3,495)          --            --        (3,495)
  Purchase of businesses, net of cash acquired                        (472)      (3,275)           --        (3,747)
                                                                 ---------   ----------  ------------  ------------
           Net cash used in investing activities                    (3,967)      (3,275)           --        (7,242)
                                                                 ---------   ----------  ------------  ------------
FINANCING ACTIVITIES:
    Decrease in revolver and swingline, net                        (18,500)          --            --       (18,500)
    Repayment of long-term borrowing                              (317,487)          --            --      (317,487)
    Proceeds from refinancing transactions                         340,000           --            --       340,000
    Payment of debt issuance costs                                 (12,020)          --            --       (12,020)
    Dividends Paid                                                  19,647      (19,647)           --            --
    Contribution from Parent                                        (3,275)       3,275            --            --
                                                                 ---------   ----------  ------------  ------------
           Net cash provided by (used in) financing activities       8,365      (16,372)           --        (8,007)
                                                                 ---------   ----------  ------------  ------------
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND
CASH EQUIVALENTS                                                       666           --            --           666
                                                                 ---------   ----------  ------------  ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                17,149           (4)           --        17,145

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                       5,459           98            --         5,557
                                                                 ---------   ----------  ------------  ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                         $  22,608   $       94  $         --  $     22,702
                                                                 =========   ==========  ============    ============

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

              On June 15, 2004, Interline Brands, Inc., a Delaware corporation ("Interline Delaware"), filed a registration statement on Form S-1 with the Securities and Exchange Commission (File No. 333-116482) in connection with a proposed initial public offering of shares of its common stock. Interline Delaware filed amendments to this registration statement on August 3, 2004 and September 27, 2004. Upon completion of certain proposed reorganization transactions to be effected in connection with and immediately prior to the initial public offering, Interline Delaware will be our parent corporation. Interline Delaware intends to use the proceeds of the offering to repay a portion of our indebtedness, make cash payments in respect of our preferred stock, terminate our interest rate swap agreements and for other general corporate purposes.

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

ESTIMATING ALLOWANCES FOR DOUBTFUL ACCOUNTS

         We maintain allowances for doubtful accounts for estimated losses resulting from the inability to collect outstanding amounts from customers. The allowances include specific amounts for those accounts that are likely to be uncollectible, such as accounts of customers in bankruptcy and general allowances for those accounts that management currently believes to be collectible but later become uncollectible. Estimates are used to determine the allowances for bad debts and are based on historical collection experience, current economic trends, credit-worthiness of customers and changes in customer payment trends. Adjustments to credit limits are made based upon payment history and our customers' estimated credit-worthiness. If the financial condition of our customers were to deteriorate, allowances may be needed which will increase selling, general and administrative expenses and decrease accounts receivable. At September 24, 2004, the allowance for doubtful accounts totaled $6.7 million.

INVENTORY

Inventories are valued at the lower of cost or market. All products are valued on an average cost basis. In order to determine if an inventory provision for excess or obsolete inventory is necessary, management reviews inventory quantities on hand, slow movement reports and sales history reports. Management estimates the provision based on estimated demand for products and market conditions. If actual market conditions are less favorable than those estimated by management and if there is a decrease in demand for certain products, additional write-downs may be required which would increase cost of sales and decrease inventory values. To the extent historical results are not indicative of future results and if events occur that affect our relationships with vendors or the salability of our products, additional write-downs may be needed that will increase our cost of sales and decrease inventory values. This inventory provision establishes a new cost basis for such inventory. For the period ended September 24, 2004, the provision for excess and obsolete inventory totaled $4.1 million.

LONG-LIVED ASSETS

The Company periodically evaluates the period of depreciation or amortization for long-lived assets to determine whether current circumstances warrant revised estimates of useful lives. The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. The following factors, if present, may trigger an impairment review: (1) significant underperformance relative to expected historical or projected future operating results; (2) significant negative industry or economic trends; (3) a significant increase in competition; and (4) a significant increase in interest rates on debt. Recoverability is measured by a comparison of the carrying amount to the net undiscounted cash flows expected to be generated by the asset. An impairment loss would be recorded for the excess of net carrying value over the fair value of the asset impaired. The fair value is estimated based on expected discounted future cash flows.

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

INTANGIBLE ASSETS AND GOODWILL

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets." SFAS 142 requires companies to cease amortizing goodwill that existed at the time of adoption and establish a new method for testing goodwill for impairment on an annual basis at the reporting unit level (or an interim basis if an event occurs that might reduce the fair value of a reporting unit below its carrying value). The Company has determined that it has one reporting unit and an annual impairment test is performed for this reporting unit. SFAS 142 also requires that the carrying value of an identifiable intangible asset that has an indefinite life be determined by using a fair value based approach.

The valuation of goodwill and intangibles with indefinite useful lives for impairment requires management to use significant judgments and estimates including, but not limited to, projected future revenue and cash flows. Future cash flows can be affected by changes in industry or market conditions or the rate and extent to which anticipated synergies or cost savings are realized with newly acquired entities. Although no goodwill impairment has been recorded to date, there can be no assurances that future goodwill impairments will not occur.

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

Periodically, we perform an analysis to determine the effect on interest expense of instantaneous and sustained parallel shifts in interest rates of plus or minus 100 basis points over a period of twelve months. As of September 24, 2004, this analysis reflected that a 100 basis point change in interest rates would have resulted in a change in the fair value of the interest rate swaps of approximately $1.3 million. While this simulation is a useful measure of our sensitivity to changing rates, it is not a forecast of the future results and is based on many assumptions that, if changed, could cause a different outcome. In addition, a change in U.S. Treasury rates in the designated amounts accompanied by a change in the shape of the Treasury yield curve would cause significantly different changes to the fair value of these instruments.

RESULTS OF OPERATIONS

         The following discussion includes references to the term daily sales. Daily sales are defined as sales for a period of time divided by the number of shipping days in that period of time.

THREE MONTHS ENDED SEPTEMBER 24, 2004 COMPARED TO THREE MONTHS ENDED SEPTEMBER 26, 2003

         OVERVIEW. Continued targeted investment during the third quarter of the year in our organic growth initiatives, improved overall market conditions and acquisition growth associated with our November 2003 Florida Lighting acquisition resulted in net sales growth of $23.7 million in the third quarter of the year, a 14.2% increase over the comparable prior year period on the same number of shipping days. Gross margins continued in excess of 38% and we realized leverage in operating expenses on the higher sales as the operating income margin improved to 10.8% from 9.8% for the comparable prior year period.

         NET SALES. Our net sales increased by $23.7 million, or 14.2%, to $190.4 million in the three months ended September 2004 from $166.7 million in the three months ended September 2003. Daily sales were $3.0 million in the three months ended September 2004 and $2.6 million in the three months ended September 2003. The $23.7 million sales increase was attributable to $8.8 million from our Florida Lighting acquisition referenced above and the remaining increase resulted from a combination of the new sales and growth initiatives and improved demand for our products.

         GROSS PROFIT. Gross profit increased by $9.8 million, or 15.5%, to $73.2 million in the three months ended September 2004 from $63.4 million in the three months ended September 2003. Gross profit margins increased to 38.4% for the three months ended September 2004 from 38.0% for the three months ended September 2003. The increase in gross profit percent was a result of improved operating efficiencies at our national distribution center, higher gross margins realized from our Florida Lighting acquisition, offset in part by a change in product mix.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses, or SG&A expenses, increased by $6.0 million, or 13.8%, to $49.7 million in the three months ended September 2004 from $43.7 million in the three months ended September 2003. Increased SG&A expenses related to our Florida Lighting acquisition accounted for $2.9 million of the $6.0 million increase. Approximately $1.5 million of the increase was attributable to increased investments in new marketing initiatives. In addition, certain expenses within SG&A, such as the costs of running distribution centers, delivery expenses and selling expenses, fluctuate with sales volume, and most of the remaining increase in SG&A expenses related to these items. As a percentage of sales, SG&A expenses improved slightly to 26.1% of net sales from 26.2% of net sales as we leveraged some operating expenses over higher net sales numbers.

          DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense decreased by $0.1 million, or 4.7%, to $3.0 million in the three months ended September 2004 from $3.1 million in the three months ended September 2003.

         SPECIAL COSTS AND EXPENSES. There were no special costs and expenses during the three months ended September 2004 and $0.1 million in the three months ended September 2003. Special costs and expenses consisted of non-recurring costs incurred in connection with our acquisition of Barnett Inc., the "Barnett Acquisition", in September 2000. This decrease was due to the fact that the consolidation of the Barnett Acquisition is complete.

         OPERATING INCOME. As a result of the foregoing, operating income increased by $4.1 million, or 24.8%, to $20.5 million in the three months ended September 2004 from $16.4 million in the three months ended September 2003.

         CHANGE IN FAIR VALUE OF INTEREST RATE SWAPS. We recorded a gain of $1.5 million in the three months ended September 2004 and $2.2 million in the three months ended September 2003 related to changes in the market value of our interest rate swap instruments. The non-cash gains were attributable to changes in market conditions, including but not limited to fluctuations in interest rates, general market volatility, and the remaining tenor of our instruments.

         INTEREST EXPENSE. Interest expense was $10.3 million in the three months ended September 2004 and September 2003. This was mostly attributable to our total indebtedness, which remained relatively unchanged period over period.

         PROVISION FOR INCOME TAXES. The provision for income taxes was $4.9 million in the three months ended September 2004 compared to $3.6 million in the three months ended September 2003. The effective tax rate was 41.6% for the three months ended September 2004 and 42.6% for the three months ended September 2003.

NINE MONTHS ENDED SEPTEMBER 24, 2004 COMPARED TO NINE MONTHS ENDED SEPTEMBER 26, 2003

         OVERVIEW. Improvement in current market conditions, our organic growth initiatives, and the success of our recent strategic acquisition of Florida Lighting resulted in net sales growth of $67.1 million in the first nine months of the year, a 14.0% increase over the comparable prior year period on the same number of shipping days. During the first nine months of the year we invested approximately $4.0 million in growth initiatives directed at increasing sales volume in each of the three markets that we serve - the facilities maintenance, professional contractor and distributor markets. Our organic growth initiatives include the expansion of our national accounts program, the opening of new contractor showrooms, product line expansion (specifically our appliance and HVAC product lines), and geographic expansion through the addition of telesales representatives. Strong net sales growth of 11.5% in the first quarter, 16.1% in the second quarter and 14.2% in the third quarter has been supported by our investment of approximately $19 million in inventory and $24 million in trade receivables. Our continued focus on working capital during this period of strong sales growth has allowed us to maintain our inventory and trade accounts receivable turnover rates at appropriate levels, resulting in the minimal use of our revolving credit facility as we use current period cash generation to fund our growth.

         NET SALES. Our net sales increased by $67.1 million, or 14.0%, to $548.4 million in the nine months ended September 2004 from $481.2 million in the nine months ended September 2003. Daily sales were $2.9 million in the nine months ended September 2004 and $2.5 million in the nine months ended September 2003. The $67.1 million sales increase was attributable to $26.1 million from our Florida Lighting acquisition referenced above and $2.7 million in reclassified freight revenues and costs. Prior July 2003, freight revenue was recorded as a reduction of freight costs. The remaining increase was attributable to new sales and growth initiatives and improved demand for our products as discussed above. During the third quarter of 2003, we reclassified freight revenue from selling, general and administrative expenses to net sales, in order to more properly reflect that these amounts are revenues earned for our products provided. This reclassification did not have an effect on operating income. However, on a prospective basis it increases both net sales and selling, general and administrative costs and reduces our operating margin percent.

         GROSS PROFIT. Gross profit increased by $26.9 million, or 14.7%, to $209.9 million in the nine months ended September 2004 from $183.0 million in the nine months ended September 2003. Gross profit margins increased to 38.3% for the nine months ended September 2004 from 38.0% for the nine months ended September 2003. After adjusting for the effect of the $2.7 million reclassification of freight revenue, gross margin for the nine months ended September 2004 would have been 38.0%.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. SG&A expenses increased by $21.4 million, or 16.9%, to $148.1 million in the nine months ended September 2004 from $126.7 million in the nine months ended September 2003. Increased SG&A expenses related to our Florida Lighting acquisition accounted for $8.5 million of the $21.4 million increase, and $2.7 million of the increase was attributable to the freight revenue reclassification previously discussed. Certain expenses within SG&A, such as the costs of running distribution centers, delivery expenses and selling expenses, fluctuate with sales volume, and these items along with increased investment in new sales and marketing initiatives accounted for the remainder of the increase.

         DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense increased by $0.7 million, or 7.5%, to $9.4 million in the nine months ended September 2004 from $8.8 million in the nine months ended September 2003. This was primarily due to a change in accounting estimate made in the third quarter of 2003 to change the estimated useful life of certain acquired customer lists to 17 years, and the amortization associated with our Florida Lighting acquisition.

         SPECIAL COSTS AND EXPENSES. There were no special costs and expenses during the nine months ended September 2004 and $0.5 million in the nine months ended September 2003. Special costs and expenses consisted of non-recurring costs incurred in connection with the Barnett Acquisition. This decrease was due to the fact that the consolidation of the Barnett Acquisition is complete.

         OPERATING INCOME. As a result of the foregoing, operating income increased by $5.3 million, or 11.3%, to $52.4 million in the nine months ended September 2004 from $47.0 million in the nine months ended September 2003.

         CHANGE IN FAIR VALUE OF INTEREST RATE SWAPS. We recorded a gain of $6.2 million in the nine months ended September 2004 and $3.3 million in the nine months ended September 2003 related to changes in the market value of our interest rate swap instruments. The non-cash gains were attributable to changes in market conditions, including but not limited to fluctuations in interest rates, general market volatility, and the remaining tenor of our instruments.

         INTEREST EXPENSE. Interest expense increased by $0.4 million in the nine months ended September 2004 to $30.6 million from $30.1 million in the nine months ended September 2003. This increase was attributable to higher average debt balances and incrementally higher interest costs associated with our entry into a new credit facility, and our issuance of $200 million aggregate principal amount 11.5% senior subordinated notes due 2011, or the 11.5% notes, in May 2003 as part of the Refinancing Transactions (described below in Liquidity and Capital Resources).

          PROVISION FOR INCOME TAXES. The provision for income taxes was $11.2 million in the nine months ended September 2004 compared to a provision of $2.6 million in the nine months ended September 2003. The effective tax rate for the nine months ended September 2004 was 39.6% compared to 47.2% in the nine months ended September 2003. The decrease in the effective tax rate was due primarily to changes in foreign income taxes and non-deductible expenses.


LIQUIDITY AND CAPITAL RESOURCES

         As of September 24, 2004, we had approximately $49.0 million of availability under our $65.0 million revolving credit facility. Historically, our capital requirements have been for debt service obligations, strategic acquisitions, the expansion and maintenance of our distribution network, upgrades of our proprietary information systems software and working capital requirements. We expect this to continue in the foreseeable future. Historically, we have funded these requirements through internally generated cash flow and funds borrowed under our credit facility. We expect our cash flow from operations and the loan availability under our credit facility to be our primary source of funds in the future. Letters of credit, which are issued under the revolving credit facility, will be used to support payment obligations incurred for our general corporate purposes. As of September 24, 2004, we had $9.0 million of letters of credit issued under the credit facility. With respect to borrowings under our credit facility, we have the option to borrow at either LIBOR plus 3.5% or prime plus 2.75%. Interest on the credit facility is payable quarterly, and with respect to any LIBOR borrowings, on the last day of the interest period applicable to the term of the borrowing.

         Net cash provided by operating activities was $7.5 million in the nine months ended September 2004 compared to $31.7 million in the comparable period for the prior year. Net cash provided by operating activities in the nine months ended September 2004 was lower than the prior year period as a result of our increased investment in inventory and trade accounts receivable associated with our sales growth. In the first nine months of the prior year period, sales were relatively flat and we reduced our inventory investments to appropriately match our sales trends. During the first nine months of 2004, our sales grew 14.0% and accordingly our inventory levels increased $18.6 million in the nine months ended September 2004 compared to a decrease of $12.6 million in the nine months ended September 2003. The increase for the period ending September 2004 was approximately 15.6% and was in line with our sales growth.

         Net cash used in investing activities was $5.9 million in the nine months ended September 2004 compared to $7.2 million in the nine months ended September 2003. Net cash used in investing activities in the nine months ended September 2004 was primarily attributable to capital expenditures made in the ordinary course of business. For the nine months ended September 2003, cash used in investing activities was attributable to purchases of businesses of $3.8 million and capital expenditures made in the ordinary course of business.

         Net cash provided by financing activities totaled $1.2 million in the nine months ended September 2004 compared to net cash used in financing activities of $8.0 million in the nine months ended September 2003. Net cash provided by financing activities in the nine months ended September 2004 was primarily attributable to net borrowings under our revolving credit facility. Net cash used in financing activities in the nine months ended September 2003 was attributable to the Refinancing Transactions described below.

         We issued $200 million aggregate principal amount of our 11.5% notes in May 2003 as part of the Refinancing Transactions as follows. On May 29, 2003, we entered into a new $205 million senior secured credit facility which consists of a $140 million term loan facility and a $65.0 million revolving loan facility. The net proceeds from the offering of the 11.5% notes and the refinancing of our former credit facility with a new credit facility were used to: (1) repay all outstanding indebtedness under our former credit facility, (2) redeem all of our outstanding 16% senior subordinated notes due 2008, (3) pay accrued interest and related redemption premiums on our former debt and (4) pay transaction fees and expenses related to the offering and the new credit facility. We refer to these transactions collectively as the "Refinancing Transactions". As of September 24, 2004, our total indebtedness was $352.3 million (of which $9.0 million was outstanding in the form of letters of credit), and our senior indebtedness was $149.0 million. On December 19, 2003 we amended our senior credit facility such that with respect to any term loans, the applicable rate was reduced from LIBOR plus 4.5% to LIBOR plus 3.5% or prime plus 2.75%.

         Capital expenditures were $5.4 million in the nine months ended September 2004 compared to $3.5 million in the nine months ended September 2003. Capital expenditures as a percentage of sales were 1.0% in the nine months ended September 2004 and 0.7% in the nine months ended September 2003.

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


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         We are aware of the potentially unfavorable effects inflationary pressures may create through higher asset replacement costs and related depreciation, higher interest rates and higher product and material costs. We seek to minimize the effects of inflation and changing prices through economies of purchasing and inventory management resulting in cost reductions and productivity improvements as well as price increases to maintain reasonable profit margins. Management believes that inflation (which has been moderate over the past few years) did not significantly affect our operating results or markets in fiscal 2003 or the nine months ended September 2004.

         The majority of our purchases from foreign-based suppliers, are from China and other countries in Asia and are transacted in U.S. dollars. Accordingly, we have minimal foreign currency risk related to suppliers.

         Periodically, we enter into derivative financial instruments, including interest rate exchange agreements, or swaps, to manage our exposure to fluctuations in interest rates on our debt. Under our existing swaps, we pay a fixed rate on the notional amount to our banks and the banks pay us a variable rate on the notional amount equal to a base LIBOR rate. The total notional amount of these transactions was $151.0 million at September 24, 2004. These agreements, which mature between April and October of 2005, effectively fix the interest at a weighted average rate of 6.56%. In the nine months ended September 24, 2004 we have recognized a non-cash gain of $6.2 million from the change in value of our interest rate swaps. This increase in value of the interest rate swaps is attributable to changes in market conditions including, but not limited to, fluctuations in interest rates, general market volatility, and the remaining tenor of our instruments.

         Periodically, we perform an analysis to determine the effect on interest expense of instantaneous and sustained parallel shifts in interest rates of plus or minus 100 basis points over a period of twelve months. As of September 24, 2004, this analysis reflected that a 100 basis point change in interest rates would have resulted in a change in the fair value of the interest rate swaps of approximately $1.3 million. While this simulation is a useful measure of our sensitivity to changing rates, it is not a forecast of the future results and is based on many assumptions that, if changed, could cause a different outcome. In addition, a change in U.S. Treasury rates in the designated amounts accompanied by a change in the shape of the Treasury yield curve would cause significantly different changes to the fair value of these instruments.


ITEM 4.  CONTROLS AND PROCEDURES.

         Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 24, 2004. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 24, 2004, our disclosure controls and procedures were (1) designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our Chief Executive Officer and Chief Financial Officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

         No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended September 24, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.


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

ITEM 5.  OTHER INFORMATION

         We are not required to file this Quarterly Report on Form 10-Q pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. The filing is required, however, pursuant to the terms of the indenture governing our 11.5% senior subordinated notes due 2011.

ITEM 6.  EXHIBITS .

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

  10.30 Employment Agreement, dated as of June 18, 2004, by and between Interline Brands, Inc. and Charles Blackmon.

  10.31 Employment Agreement, dated as of August 13, 2004, by and between Interline Brands, Inc. and William E. Sanford. (Incorporated by reference to the exhibit filed with the registration statement Form S-1 of Interline Brands, Inc. (a Delaware Corporation) and the amendments thereto (File No. 333-116482)).

  10.32 Employment Agreement, dated as of August 13, 2004, by and between Interline Brands, Inc. and Michael J. Grebe. (Incorporated by reference to the exhibit filed with the registration statement Form S-1 of Interline Brands, Inc. (a Delaware Corporation) and the amendments thereto (File No. 333-116482)).

  10.33 Employment Agreement, dated as of September 23, 2004, by and between Interline Brands, Inc. and William R. Pray. (Incorporated by reference to the exhibit filed with the registration statement Form S-1 of Interline Brands, Inc. (a Delaware Corporation) and the amendments thereto (File No. 333-116482)).

  10.34 Employment Agreement, dated as of September 27, 2004, by and between Interline Brands, Inc. and Fred Bravo. (Incorporated by reference to the exhibit filed with the registration statement Form S-1 of Interline Brands, Inc. (a Delaware Corporation) and the amendments thereto (File No. 333-116482)).

  10.35 Employment Agreement, dated as of September 27, 2004, by and between Interline Brands, Inc. and Laurence W. Howard.

  10.36 Employment Agreement, dated as of September 27, 2004, by and between Interline Brands, Inc. and Pamela L. Maxwell. (Incorporated by reference to the exhibit filed with the registration statement Form S-1 of Interline Brands, Inc. (a Delaware Corporation) and the amendments thereto (File No. 333-116482)).

                               SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                 INTERLINE BRANDS, INC.



                                  BY: /s/ Charles Blackmon
                                      ------------------------------------------
                                      Charles Blackmon
                                      Vice President and Chief Financial Officer

                                      (Duly Authorized Signatory and Principal
                                       Financial Officer)


Date: November 8, 2004