Form 10-Q
period 2005-04-01
INTERLINE BRANDS INC
filed 2005-05-16
CIK 1250189

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED APRIL 1, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM TO

COMMISSION FILE NUMBER 333-106801

INTERLINE BRANDS, INC.

(Exact name of registrant as specified in its charter)

NEW JERSEY	22-2232386
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

801 WEST BAY STREET, JACKSONVILLE, FLORIDA	32204
(Address of principal executive offices)	(Zip Code)

(904) 421-1400

(Registrant’s telephone number, including area code)

NOT APPLICABLE

(Former name, former address and former fiscal year, if changed since last report)

The Registrant meets the conditions set forth in General Instruction H(1)(a) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format.

                    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☐     No ☒*

* The Registrant is not required to file this Quarterly Report on Form 10-Q pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.  The filing is required, however, pursuant to the terms of the indenture governing the Registrant’s 11.5% senior subordinated notes due 2011.

                    Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐     No ☒

Number of shares of Common Stock outstanding as of May 16, 2005: None

Because the registrant is an indirect wholly owned subsidiary of Interline Brands, Inc., a Delaware corporation, none of the registrant’s outstanding voting stock is held by non-affiliates of the Registrant.  As of the date hereof, 100 shares of the Registrant’s Common Stock were issued and outstanding and held by Interline Brands, Inc., a Delaware corporation.

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

INTERLINE BRANDS, INC. (A NEW JERSEY CORPORATION) AND SUBSIDIARIES

(A WHOLLY OWNED SUBSIDIARY OF INTERLINE BRANDS, INC., A DELAWARE CORPORATION)

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

AS OF APRIL 1, 2005 AND DECEMBER 31, 2004

(in thousands, except share and per share data)

	April 1,	December 31,
	2005	2004

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$10,198	$69,178
Accounts receivable - trade (net of allowance for doubtful accounts of $7,014 and $6,929)	105,685	98,511
Accounts receivable - other	13,961	17,828
Inventory	146,000	145,532
Prepaid expenses and other current assets	5,092	3,204
Deferred income taxes	11,405	12,084
Total current assets	292,341	346,337

PROPERTY AND EQUIPMENT, net	28,195	28,767

GOODWILL	203,848	203,848

OTHER INTANGIBLE ASSETS, net	81,673	85,361

OTHER ASSETS	9,610	9,067
TOTAL ASSETS	$615,667	$673,380
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Revolver	$17,000	$—
Current portion of long-term debt	1,000	1,000
Accounts payable	53,925	53,260
Accrued expenses and other current liabilities	19,218	22,180
Accrued interest payable	5,852	3,042
Accrued merger expenses	5,994	6,131
Accrued income taxes payable	1,339	7,372
Total current liabilities	104,328	92,985

LONG-TERM LIABILITIES:
Deferred income taxes	24,899	25,221
Long-term debt, net of current portion	232,025	302,275

TOTAL LIABILITIES	361,252	420,481
COMMITMENTS AND CONTINGENCIES

SENIOR PREFERRED STOCK, $0.01 par value, 1 share authorized and outstanding as of April 1, 2005 and December 31, 2004; at liquidation value	394,637	381,327

STOCKHOLDERS’ EQUITY:
Common stock; no par value, 100 authorized, issued and outstanding as of April 1, 2005 and December 31, 2004	175,039	174,879
Accumulated deficit	(316,078)	(304,162)
Accumulated other comprehensive income	817	855
TOTAL STOCKHOLDERS’ EQUITY	(140,222)	(128,428)
TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$615,667	$673,380

See accompanying notes to unaudited condensed consolidated financial statements.

INTERLINE BRANDS, INC. (A NEW JERSEY CORPORATION) AND SUBSIDIARIES

(A WHOLLY OWNED SUBSIDIARY OF INTERLINE BRANDS, INC., A DELAWARE CORPORATION)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

THREE MONTHS ENDED APRIL 1, 2005 AND MARCH 26, 2004

(in thousands, except share and per share data)

	Three Months Ended
	April 1, 2005	March 26, 2004
NET SALES	$196,491	$172,604
COST OF SALES	121,005	106,881
Gross Profit	75,486	65,723
OPERATING EXPENSES :
Selling, general and administrative expenses	53,740	48,257
Depreciation and amortization	3,117	2,983
Total Operating Expense	56,857	51,240
OPERATING INCOME	18,629	14,483
CHANGE IN FAIR VALUE OF INTEREST RATE SWAPS	—	1,104
LOSS ON EXTINGUISHMENT OF DEBT	(10,340)	—
INTEREST EXPENSE	(6,270)	(10,194)
INTEREST INCOME	120	8
OTHER INCOME	168	136
Income before income taxes	2,307	5,537
PROVISION FOR INCOME TAXES	914	2,286
NET INCOME	1,393	3,251
PREFERRED STOCK DIVIDENDS	(13,310)	(13,261)
NET INCOME (LOSS) APPLICABLE TO COMMON STOCKHOLDERS	$(11,917)	$(10,010)

See accompanying notes to unaudited condensed consolidated financial statements.

INTERLINE BRANDS, INC. (A NEW JERSEY CORPORATION) AND SUBSIDIARIES

(A WHOLLY OWNED SUBSIDIARY OF INTERLINE BRANDS, INC., A DELAWARE CORPORATION)

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY) (UNAUDITED)

THREE MONTHS ENDED APRIL 1, 2005

(in thousands except share data)

				Accumulated
				Other	Total
	Common Stock		(Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Deficit)	Income (Loss)	Equity (Deficiency)

BALANCE, DECEMBER 31, 2004	100	174,879	(304,161)	855	(128,427)

Preferred stock dividends			(13,310)		(13,310)

Capital contribution from Parent		160			160

Comprehensive income:

Net income			1,393

Foreign currency translation				(38)

Total comprehensive income					1,355

BALANCE, APRIL 1, 2005	100	$175,039	$(316,078)	$817	$(140,222)

See accompanying notes to unaudited condensed consolidated financial statements.

INTERLINE BRANDS, INC. (A NEW JERSEY CORPORATION) AND SUBSIDIARIES

(A WHOLLY OWNED SUBSIDIARY OF INTERLINE BRANDS, INC., A DELAWARE CORPORATION)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

THREE MONTHS ENDED APRIL 1, 2005 AND MARCH 26, 2004

(in thousands)

	April 1, 2005	March 26, 2004
OPERATING ACTIVITIES :
Net Income	$1,393	$3,251
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,117	2,983
Amortization and write-off of debt issuance costs	2,685	487
Redemption premium on 11.5% senior subordinated notes	8,050	—
Stock based compensation	238	—
Change in fair value of interest rate swaps	—	(1,104)
Interest income on shareholder notes	—	12
Deferred income taxes	356	140

Changes in assets and liabilities, net of effects of acquisition:
Accounts receivable - trade	(7,174)	(8,408)
Accounts receivable - other	1,536	4,411
Inventory	(468)	817
Prepaid expenses and other current assets	(1,888)	602
Other assets	(543)	(150)
Accrued interest payable	2,810	5,477
Accounts payable	665	6,493
Accrued expenses and other current liabilities	(1,478)	179
Accrued merger expenses	(111)	(88)
Income taxes payable	(6,033)	1,138

Net cash provided by operating activities	3,155	16,240

INVESTING ACTIVITIES :
Purchase of property and equipment, net	(1,543)	(1,429)
Purchase of business, net of cash acquired	(1,009)	(289)

Net cash used in investing activities	(2,552)	(1,718)

FINANCING ACTIVITIES :
Increase in revolver and swingline, net	17,000	—
Repayment of long-term debt	(70,250)	(1,750)
Payment of redemption on 11.5% senior subordinated notes	(8,050)
Payment of debt issuance costs	—	(218)
Contribution from Parent, net proceeds from exercise of underwriters over-allotment options	1,755	—

Net cash used in financing activities	(59,545)	(1,968)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(38)	(23)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(58,980)	12,531
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	69,178	1,612
CASH AND CASH EQUIVALENTS, END OF PERIOD	$10,198	$14,143

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for :
Interest	$1,611	$4,209
Income taxes (net of refunds)	$6,595	$270

SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

Dividends on preferred stock	$13,310	$13,261

See accompanying notes to unaudited condensed consolidated financial statements.

Interline Brands, Inc. (A NEW JERSEY CORPORATION) AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

 (in thousands, except share data)

1.           BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Interline Brands, Inc., a New Jersey corporation, and its subsidiaries (“Interline” or the “Company”) (a wholly owned subsidiary of Interline Brands, Inc., a Delaware corporation) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission, which apply to interim financial statements. These unaudited condensed consolidated financial statements do not include all disclosures provided in the annual financial statements and should be read in conjunction with the financial statements and notes thereto contained in the Annual Report on Form 10-K for Interline Brands, Inc. for the year ended December 31, 2004 as filed with the Securities and Exchange Commission on March 31, 2005.

All adjustments which are in the opinion of management, necessary for a fair statement of the results for the interim periods presented have been recorded. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

During December 2004, a reincorporation merger occurred and Interline Brands, a Delaware corporation, (“Interline Delaware” or “the Parent”) became the parent company of the Company, which in turn became the Parent’s principal operating subsidiary. Immediately following the reincorporation merger, the Parent completed its initial public offering (the “IPO”).

Segment Information—The Company is in one industry, the distribution of maintenance, repair and operations, or MRO, products.  In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 131, “Disclosure about Segments of an Enterprise and Related Information”, the Company has one operating segment. Our net sales for the three month periods ended April 1, 2005 and March 26, 2004 by product category were approximately (in millions):

	Three Months Ended
Product Category	April 1, 2005	March 26, 2004
Plumbing	$90.4	$79.4
Electrical	29.5	27.6
Security Hardware	13.7	12.1
Heating, Ventilation and Air Conditioning	13.6	10.2
Hardware	11.8	10.4
Appliances	11.8	10.4
Other	25.7	22.5
Total	$196.5	$172.6

Stock-based Compensation—The Company and its Parent accounted for the option plans in accordance with APB Opinion No. 25, under which no compensation cost has been recognized for stock option awards. While the Company does not recognize compensation costs for stock options, the

Company does determine what these costs would have been using the method prescribed by SFAS No. 123 for disclosure purposes.

The fair value of each option was estimated on the date of grant using the Black-Scholes option pricing model.  There were no options granted in the three months ended April 1, 2005 and options granted under the 2004 Equity Incentive Plan were fully vested as of the grant date.  The following assumptions were used for options granted in 2004 under the 2000 Stock Award Plan: dividend yield of 0%, expected volatility of 0%, risk-free interest rate of 3.48%, and expected life of 5 years.  The fair value of these awards approximated zero.

The following table illustrates the effect on net earnings (loss) for the three months ended April 1, 2005 and March 26, 2004 as if the Company had applied the fair value recognition provisions of SFAS No.123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation (in thousands):

	Three Months Ended
	April 1, 2005	March 26, 2004
Net Income as reported	$1,393	$3,251

Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	144	—

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(144)	—

Pro forma net income	1,393	3,251

Preferred stock dividends	(13,310)	(13,261)

Net (loss) applicable to common shareholders	$(11,917)	$(10,010)

New Accounting Pronouncements—On December 16, 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment,” which is a revision of FASB No. 123, “Accounting for Stock-Based Compensation.”  SFAS No. 123R supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” and amends SFAS No. 95, “Statement of Cash Flows.”  Generally, the approach in SFAS No. 123R is similar to the approach described in SFAS No. 123; however, this Statement requires all share-based payments to employees, including grants of employee stock options, be recognized in the income statement based on their fair values.  Pro forma disclosure will no longer be an alternative to financial statement recognition.

On April 14, 2005, the Securities and Exchange Commission (“SEC”) announced that it would provide for a phased-in implementation process for SFAS No. 123R. The SEC now requires that registrants that are not small business issuers adopt SFAS No. 123R’s fair value method of accounting for share-based payments to employees not later than the beginning of the first fiscal quarter in the year beginning after June 15, 2005.  As a result, the Company and its Parent will not be required to adopt SFAS No. 123R until December 31, 2005, the first day of the company’s 2006 fiscal year.  The Company and its Parent are continuing to evaluate the provisions of this Statement, the impact on its consolidated financial statements and the timing and approach to adoption of this Statement.

2.              DEBT

Long-term debt at April 1, 2005 and December 31, 2004 consists of the following:

	April 1,	December 31,
	2005	2004

Term loan	$99,750	$100,000
Note payable	3,275	3,275
11.5% senior subordinated notes	130,000	200,000

	233,025	303,275
Less current portion	(1,000)	(1,000)

	$232,025	$302,275

In May 2003, the Company completed an offering of $200 million of 11.5% senior subordinated notes due 2011 and entered into a new $205.0 million senior secured credit facility which consists of a $140.0 million term loan facility and a $65.0 million revolving loan facility, a portion of which is available in the form of letters of credit.  The net proceeds from the offering of senior subordinated notes and the refinancing of the former credit facility with the new credit facility were used to: (1) repay all outstanding indebtedness under the Company’s former credit facility, (2) redeem all of the 16% senior subordinated notes, (3) pay accrued interest and related redemption premiums on the Company’s former debt, and (4) pay transaction fees and expenses related to the foregoing transactions, which we refer to as the “Refinancing Transactions”.  Debt issuance costs capitalized in connection with the Refinancing Transactions were approximately $13.1 million. An expense of approximately $14.9 million in May 2003 for the early extinguishment of debt resulted from the write-off of the unamortized loan fees and loan discount relating to the Company’s former credit facility and the redemption premium incurred upon redemption of the 16% senior subordinated notes.

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

In December 2004 the Company amended its term loan facility and revolving loan facility.  The term loan was reduced to $100.0 million from $140.0 million and the revolving loan facility was increased to $100.0 million from $65.0 million.  As part of the amendment in December 2004, the Company paid down $31.3 million of the term loan using proceeds from Interline Delaware’s IPO transaction.  Borrowings under the amended term loan facility and revolving loan facility bear interest, at the Company’s option, at either LIBOR plus a spread or at the alternate base rate plus a spread. Interest rates in effect on borrowings under the term loan facility at April 1, 2005 ranged from 5.37% for LIBOR based borrowings and 7.0% for prime based borrowings.  Outstanding letters of credit under the revolving loan facility are subject to a per annum fee equal to the applicable spread over the adjusted LIBOR for revolving loans.  The term loan facility matures on December 31, 2010 and the revolving loan facility matures on May 31, 2008.  Debt issuance costs capitalized in connection with the amended credit facility were approximately $1.1 million.

As of April 1, 2005, the Company had $73.0 million available under its revolving loan facility.  Total letters of credit issued under this facility as of April 1, 2005 were $10.0 million.  There were $17.0 million in borrowings under the revolving loan facility at April 1, 2005. The credit facility is secured by substantially all of the assets of the Company.

In conjunction with the company’s IPO transaction and the amended credit facility an expense of approximately $0.7 million for early extinguishments of debt resulted from the write-off of the unamortized loan fees relating to the Company’s former credit facility in December 2004. In January 2005 the Company recognized a charge of $2.3 million related to the early extinguishment of $70.0 million of the 11.5% senior subordinated notes.

Periodically, the Company enters into derivative financial instruments, including interest rate exchange agreements, to manage its exposure to fluctuations in interest rates on its debt.  All interest rate swap agreements were terminated in conjunction with the IPO in December 2004.

The credit facility contains customary affirmative and negative covenants that limit the Company’s ability to incur additional indebtedness, pay dividends on its common stock or redeem, repurchase or retire its common stock or subordinated indebtedness, make certain investments, sell assets, and consolidate, merge or transfer assets, and that require the Company to maintain a maximum debt to cash flow ratio and a minimum interest expense coverage ratio. The Company was in compliance with all covenants at April 1, 2005.

In April 2003, the Company issued a non-recourse note payable in the principal amount of $3.3 million for the purchase of an investment. This note, which is secured only by the investment, bears interest at a rate of 4% per annum, with principal due in full in April 2010.

The maturities of long-term debt subsequent to April 1, 2005 are as follows:

2005	$750
2006	1,000
2007	1,000
2008	1,000
2009	1,000
Thereafter	228,275
$233,025

3.              STOCK OPTION PLANS

During 2000, the Company established a Stock Award Plan, (the “2000 Plan”), under which Interline New Jersey may award a total of 6,395 shares of common stock in the form of incentive stock options (which may be awarded to key employees only), nonqualified stock options, stock appreciation rights, or SARs, and restricted stock awards, all of which may be awarded to directors, officers, key employees and consultants.  The exercise price per share for an incentive stock option may not be less than 100% of the fair market value of a share of common stock on the grant date.  The exercise price per share for an incentive stock option granted to a person owning stock possessing more than 10% of the total combined voting power of all classes of stock may not be less than 110% of the fair market value of a share of common stock on the grant date, and may not be exercisable after the expiration of ten years from the date of grant.  The Parent’s compensation committee will determine in its sole discretion whether a SAR is settled in cash, shares or a combination of cash and shares.

During 2004, the Parent adopted the 2004 Equity Incentive Plan, (the “2004 Plan”), under which the Parent may award 3,175,000 shares in the form of incentive stock options, nonqualified stock options, stock appreciation rights, or SARs, restricted share units, restricted stock and stock bonus awards, all of which may be awarded to any employee, director, officer or consultant of the Company or the Parent.  Under the terms of the 2004 plan and unless the compensation committee of the Parent determines otherwise, the exercise price of the options will not be less than the fair market value of the common stock at the time of grant.

Upon completion of the Parent’s IPO in December 2004, 175,820 shares of Parent restricted stock were issued to senior management.  The restricted stock awards will vest contingent upon the executive’s continued employment in one-third installments over three years provided that certain pre-established annual percentage increases in our earnings per share are attained.  The restricted stock will also vest if the executive remains in our employ for seven years on the seventh anniversary of the date of grant.  In addition, an aggregate of 10,000 shares of the Parent’s restricted stock were issued to non-employee directors who are not affiliated with any of our principal stockholders.  Such awards will vest over two years.  As a result of these restricted stock awards, the Company expects to incur non-cash charges between $0.4 million and $0.9 million in each of the next three to seven years depending upon the acceleration of vesting of restricted stock.  These two directors also each received 20,000 non-qualified stock options with an exercise price equal to the IPO price of $15.00 per share.  In addition, the Parent issued to management 1,835,218 non-qualified stock options to purchase the Parent’s common stock with an exercise price equal to the IPO price of $15.00 per share and 590,465 non-qualified stock options to purchase the Parent’s common stock with a weighted average exercise price of $24.00 per share.  All of these options were fully vested and exercisable when granted.  However, management will only be permitted to sell shares acquired upon the exercise of the options in 25% increments over four years.

A summary of the status of stock option plans to purchase the Parent’s common stock is as follows:

			Weighted
	Number	Exercise Price	Average Exercise
	of Shares	Per Share	Price Per Share

Outstanding at December 31, 2004	2,468,009	$15.00 - $1,669.13	$17.61

2005:
Granted	—	—	—
Cancelled	—	—	—

Outstanding at April 1, 2005	2,468,009	$15.00 - $1,669.13	$17.61

4.              SUBSIDIARY GUARANTORS

The Company completed an offering of $200 million principal amount of 11.5% senior subordinated notes in connection with its Refinancing Transactions in 2003, of which $130 million principal amount remains outstanding.  The Company filed a registration statement with the Securities and Exchange Commission with respect to an exchange offer for the 11.5% senior subordinated notes and with respect to resales of the senior subordinated notes by an affiliate of the Company for market-making purposes.  The registration statement was declared effective by the SEC and the exchange offer was consummated.  The Company’s 11.5% senior subordinated notes are fully and unconditionally guaranteed, jointly and severally, on a subordinated basis by Wilmar Holdings, Inc., Wilmar Financial, Inc., and Glenwood Acquisition LLC (100%-owned subsidiaries of Interline).  The guarantees by these subsidiary guarantors (the “Subsidiary Guarantors”) are senior to any of their existing and future subordinated obligations, equal in right of payment with any of their existing and future senior subordinated indebtedness and subordinated to any of their existing and future senior indebtedness.  Accordingly, condensed consolidating financial statements for Interline Brands, Inc. and the Subsidiary Guarantors are presented below.

CONDENSED CONSOLIDATING BALANCE SHEET (UNAUDITED)

INTERLINE BRANDS, INC. (A NEW JERSEY CORPORATION) AND THE SUBSIDIARY GUARANTORS

As of April 1, 2005

	Company
	Excluding
	Subsidiary	Subsidiary
	Guarantors	Guarantors	Eliminations	Consolidated
	(In thousands, except share and per share data)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$10,159	$39	$—	$10,198
Accounts receivable - trade, net	105,685	—	—	105,685
Accounts receivable - other	13,961	—	—	13,961
Inventory	146,000	—	—	146,000
Prepaid expenses and other current assets	5,081	11	—	5,092
Deferred income taxes	11,405	—	—	11,405
Due from Parent	—	76,186	(76,186)	—
Investment in subsidiaries	42,078	—	(42,078)	—
Total current assets	334,369	76,236	(118,264)	292,341

PROPERTY AND EQUIPMENT, net	28,195	—	—	28,195

GOODWILL	203,848	—	—	203,848

OTHER INTANGIBLE ASSETS, net	81,673	—	—	81,673

OTHER ASSETS	6,336	7,236	(3,962)	9,610

TOTAL ASSETS	$654,421	$83,472	$(122,226)	$615,667

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)

CURRENT LIABILITIES:
Revolver	$17,000	$—	$—	$17,000
Current portion of long-term debt	1,000	—	—	1,000
Accounts payable	53,925	—	—	53,925
Accrued expenses and other current liabilities	19,218	—	—	19,218
Accrued interest payable	5,852	—	—	5,852
Accrued merger expenses	5,994	—	—	5,994
Income taxes payable	(186)	1,525	—	1,339
Due to subsidiaries	43,554	—	(43,554)	—

Total current liabilities	146,357	1,525	(43,554)	104,328

LONG-TERM LIABILITIES:
Deferred income taxes	24,899	—	—	24,899
Long-term debt, net of current portion	228,750	3,275	—	232,025

TOTAL LIABILITIES	400,006	4,800	(43,554)	361,252

SENIOR PREFERRED STOCK	394,637	—	—	394,637

STOCKHOLDERS’ EQUITY (DEFICIENCY):
Common stock	175,039	—	—	175,039
Additional paid-in-capital	—	43,285	(43,285)	—
Accumulated deficit	(316,078)	35,387	(35,387)	(316,078)
Accumulated other comprehensive loss	817	—	—	817

TOTAL STOCKHOLDERS’ EQUITY (DEFICIENCY)	(140,222)	78,672	(78,672)	(140,222)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)	$654,421	$83,472	$(122,226)	$615,667

CONDENSED CONSOLIDATING BALANCE SHEET (UNAUDITED)

INTERLINE BRANDS, INC. (A NEW JERSEY CORPORATION) AND THE SUBSIDIARY GUARANTORS

As of December 31, 2004

	Company
	Excluding
	Subsidiary	Subsidiary
	Guarantors	Guarantors	Eliminations	Consolidated
	(In thousands, except share and per share data)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$69,110	$68	$—	$69,178
Accounts receivable - trade, net	98,511	—	—	98,511
Accounts receivable - other	17,828	—	—	17,828
Inventory	145,532	—	—	145,532
Prepaid expenses and other current assets	3,196	8	—	3,204
Deferred income taxes	12,084	—	—	12,084
Due from Parent	—	75,892	(75,892)	—
Investment in subsidiaries	39,745	—	(39,745)	—
Total current assets	386,006	75,968	(115,637)	346,337

PROPERTY AND EQUIPMENT, net	28,767	—	—	28,767

GOODWILL	203,848	—	—	203,848

OTHER INTANGIBLE ASSETS, net	85,361	—	—	85,361

OTHER ASSETS	5,793	7,068	(3,794)	9,067

TOTAL ASSETS	$709,775	$83,036	$(119,431)	$673,380

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)

CURRENT LIABILITIES:
Current portion of long-term debt	$1,000	$—	$—	$1,000
Accounts payable	53,260	—	—	53,260
Accrued expenses and other current liabilities	22,180	—	—	22,180
Accrued interest payable	3,042	—	—	3,042
Accrued merger expenses	6,131	—	—	6,131
Income taxes payable	3,772	3,600	—	7,372
Due to subsidiaries	43,270	—	(43,270)	—

Total current liabilities	132,655	3,600	(43,270)	92,985

LONG-TERM LIABILITIES:
Deferred income taxes	25,221	—	—	25,221
Long-term debt, net of current portion	299,000	3,275	—	302,275

TOTAL LIABILITIES	456,876	6,875	(43,270)	420,481

SENIOR PREFERRED STOCK	381,327	—	—	381,327

STOCKHOLDERS’ EQUITY (DEFICIENCY):
Common stock	174,879	—	—	174,879
Additional paid-in-capital	—	43,285	(43,285)	—
Accumulated deficit	(304,162)	32,876	(32,876)	(304,162)
Accumulated other comprehensive loss	855	—	—	855

TOTAL STOCKHOLDERS’ EQUITY (DEFICIENCY)	(128,428)	76,161	(76,161)	(128,428)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)	$709,775	$83,036	$(119,431)	$673,380

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED)

INTERLINE BRANDS, INC. (A NEW JERSEY CORPORATION) AND THE SUBSIDIARY GUARANTORS

Three Months Ended April 1, 2005

	Company
	Excluding
	Subsidiary	Subsidiary
	Guarantors	Guarantors	Eliminations	Consolidated
	(In thousands, except share and per share data)

NET SALES	$196,491	$—	$—	$196,491
COST OF SALES	121,005	—	—	121,005

Gross profit	75,486	—	—	75,486

OPERATING EXPENSES:
Selling, general and administrative expenses	53,735	5	—	53,740
Depreciation and amortization	3,117	—	—	3,117

Total operating expenses	56,852	5	—	56,857

OPERATING INCOME (LOSS)	18,634	(5)	—	18,629

LOSS ON EXTINGUISHMENT OF DEBT	(10,340)	—	—	(10,340)
INTEREST EXPENSE	(9,818)	—	3,548	(6,270)
INTEREST INCOME	120	3,548	(3,548)	120
OTHER INCOME	168	168	(168)	168
EQUITY IN EARNINGS OF SUBSIDIARIES	2,343	—	(2,343)	—

Income before income taxes	1,107	3,711	(2,511)	2,307

PROVISION FOR INCOME TAXES	(286)	1,200	—	914

NET INCOME	1,393	2,511	(2,511)	1,393

PREFERRED STOCK DIVIDENDS	(13,310)	—	—	(13,310)

NET (LOSS) INCOME APPLICABLE TO COMMON STOCKHOLDERS	$(11,917)	$2,511	$(2,511)	$(11,917)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED)

INTERLINE BRANDS, INC. (A NEW JERSEY CORPORATION) AND THE SUBSIDIARY GUARANTORS

Three Months Ended  March 26, 2004

	Parent	Subsidiary
	Company	Guarantors	Eliminations	Consolidated
	(In thousands)

NET SALES	$172,604	$—	$—	$172,604
COST OF SALES	106,881	—	—	106,881

Gross profit	65,723	—	—	65,723

OPERATING EXPENSES:
Selling, general and administrative expenses	48,252	5	—	48,257
Depreciation and amortization	2,983	—	—	2,983

Total operating expenses	51,235	5	—	51,240

OPERATING INCOME	14,488	(5)	—	14,483

CHANGE IN FAIR VALUE OF INTEREST RATE SWAPS	1,104	—	—	1,104
INTEREST EXPENSE	(13,021)	—	2,827	(10,194)
INTEREST INCOME	8	2,827	(2,827)	8
OTHER INCOME (EXPENSE)	136	136	(136)	136
EQUITY IN EARNINGS OF SUBSIDIARIES	1,822	—	(1,822)	—

Income (loss) before income taxes	4,537	2,958	(1,958)	5,537

PROVISION FOR INCOME TAXES	1,286	1,000	—	2,286

NET INCOME (LOSS)	3,251	1,958	(1,958)	3,251

PREFERRED STOCK DIVIDENDS	(13,261)	—	—	(13,261)

NET (LOSS) INCOME APPLICABLE TO COMMON STOCKHOLDERS	$(10,010)	$1,958	$(1,958)	$(10,010)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (UNAUDITED)

INTERLINE BRANDS, INC. (A NEW JERSEY CORPORATION) AND THE SUBSIDIARY GUARANTORS

Three Months Ended April 1, 2005

	Company
	Excluding
	Subsidiary	Subsidiary
	Guarantors	Guarantors	Eliminations	Consolidated
	(In thousands)

OPERATING ACTIVITIES:
Net income	$1,393	$2,511	$(2,511)	$1,393
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	3,117	—	—	3,117
Amortization and write-off of debt issuance costs	2,685	—	—	2,685
Redemption premium on 11.5% senior subordinated notes	8,050	—	—	8,050
Loss on disposal of property and equipment	238	—	—	238
Deferred income taxes	356	—	—	356
Equity in earnings of subsidiaries	(2,511)	—	2,511	—
Changes in assets and liabilities, net of effects of acquisition:
Accounts receivable - trade	(7,174)	—	—	(7,174)
Accounts receivable - other	1,536	—	—	1,536
Inventory	(468)	—	—	(468)
Prepaid expenses and other current assets	(1,885)	(3)	—	(1,888)
Due from parent	—	(294)	294	—
Other assets	(375)	(168)	—	(543)
Accrued interest payable	2,810	—	—	2,810
Accounts payable	665	—	—	665
Accrued expenses and other current liabilities	(1,478)	—	—	(1,478)
Accrued merger expenses	(111)	—	—	(111)
Income taxes payable	(3,958)	(2,075)	—	(6,033)
Due to subsidiaries	294	—	(294)	—
Net cash provided by (used in) operating activities	3,184	(29)	—	3,155

INVESTING ACTIVITIES:
Purchase of property and equipment	(1,543)	—	—	(1,543)
Purchase of business, net of assets acquired	(1,009)	—	—	(1,009)
Net cash used in investing activities	(2,552)	—	—	(2,552)

FINANCING ACTIVITIES:

Increase in revolver and swingline, net	17,000	—	—	17,000
Repayment of long-term debt	(70,250)	—	—	(70,250)
Payment of redemption premium on 11.5% senior subordinated notes	(8,050)	—	—	(8,050)
Contribution from Parent, net proceeds from exercise of underwriters over-allotment options	1,755	—	—	1,755
Net cash used in financing activities	(59,545)	—	—	(59,545)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(38)	—	—	(38)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(58,951)	(29)	—	(58,980)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	69,111	67	—	69,178

CASH AND CASH EQUIVALENTS, END OF PERIOD	$10,160	$38	$—	$10,198

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (UNAUDITED)

INTERLINE BRANDS, INC. (A NEW JERSEY CORPORATION) AND THE SUBSIDIARY GUARANTORS

Three Months Ended March 26, 2004

	Parent	Subsidiary
	Company	Guarantors	Eliminations	Consolidated
	(In thousands)

OPERATING ACTIVITIES:
Net income	$3,251	$1,958	$(1,958)	$3,251
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	2,983	—	—	2,983
Amortization of debt issuance costs	487	—	—	487
Change in fair value of interest rate swaps	(1,104)	—	—	(1,104)
Interest on shareholder loans	12	—	—	12
Deferred income taxes	140	—	—	140
Equity in earnings of subsidiaries	(1,958)	—	1,958	—
Changes in assets and liabilities, net of effects of acquisition:
Accounts receivable - trade	(8,408)	—	—	(8,408)
Accounts receivable - other	4,411	—	—	4,411
Inventory	817	—	—	817
Prepaid expenses and other current assets	604	(2)	—	602
Due from parent	—	(2,826)	2,826	—
Other assets	(14)	(136)	—	(150)
Accrued interest payable	5,477	—	—	5,477
Accounts payable	6,501	(8)	—	6,493
Accrued expenses and other current liabilities	179	—	—	179
Accrued merger expenses	(88)	—	—	(88)
Income taxes payable	138	1,000	—	1,138
Due to subsidiaries	2,826	—	(2,826)	—
Net cash provided by (used in) operating activities	16,254	(14)	—	16,240

INVESTING ACTIVITIES:
Purchase of property and equipment	(1,429)	—	—	(1,429)
Purchase of business, net of assets acquired	(289)	—	—	(289)
Net cash used in investing activities	(1,718)	—	—	(1,718)

FINANCING ACTIVITIES:
Repayment of debt	(1,750)	—	—	(1,750)
Payment of debt issuance costs	(218)	—	—	(218)
Net cash used in financing activities	(1,968)	—	—	(1,968)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(23)	—	—	(23)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	12,545	(14)	—	12,531

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,527	85	—	1,612

CASH AND CASH EQUIVALENTS, END OF PERIOD	$14,072	$71	$—	$14,143

ITEM 2. MANAGEMENT’S DISCUSSIONS AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

References to “us” and “we” are to the Company.  You should read the following discussion in conjunction with our unaudited consolidated financial statements and related notes included in this quarterly report, and our audited consolidated financial statements and related notes included  in our Annual Report on Form 10-K filed with the SEC.

Cautionary Statement for Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995

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

•                    material facilities and systems disruptions and shutdowns,

•                    our ability to purchase products from suppliers on favorable terms,

•                    our ability to accurately predict market trends,

•                    product cost and price fluctuations due to market conditions,

•                    failure to locate and acquire acquisition candidates,

•                    dependence on key employees,

•                    our level of debt,

•                    interest rate fluctuations,

•                    future cash flows,

•                  the highly competitive nature of the maintenance, repair and operations distribution industry,

•                    general market conditions,

•                    changes in consumer preferences,

•                    adverse publicity and litigation,

•                    labor and benefit costs, and

•                    the other factors listed under “Risk Factors” in our Annual Report on Form 10-K filed with the SEC.

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

Critical Accounting Policies

                In preparing the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make certain estimates, judgments and assumptions. These estimates, judgments and assumptions affect the reported amounts of assets and liabilities, including the disclosure of contingent assets and liabilities, at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. On an ongoing basis, management evaluates these estimates and assumptions. Management bases its estimates and assumptions on historical experience and on various other factors that are believed to be reasonable at the time the estimates and assumptions are made. Actual results may differ from these estimates and assumptions under different circumstances or conditions. The significant accounting policies that management believes are the most critical in order to fully understand and evaluate our financial position and results of operations include the following policies.

Revenue Recognition

While our recognition of revenue is predominantly derived from routine transactions and does not involve significant judgment, revenue recognition represents an important accounting policy for us. We recognize a sale when the product has been delivered and risk of loss has passed to the customer, collection of the resulting receivable is probable, persuasive evidence of an arrangement exists, and the fee is fixed or determinable. Sales are recorded net of estimated discounts, rebates and returns. A portion of our sales are delivered direct from the manufacturer. These direct-shipment sales are recorded on a gross basis, with the corresponding cost of goods sold, in accordance with the guidance in EITF 99-19, Reporting Revenues Gross as a Principal verses Net as an Agent. We provide limited product return and protection rights to certain customers. We accrue product return reserves and warranty obligations. A provision is made for estimated product returns based on sales volumes and our experience. Actual returns have not varied materially from amounts provided historically.

Estimating Allowances for Doubtful Accounts

                We maintain allowances for doubtful accounts for estimated losses resulting from our inability to collect outstanding amounts from customers. The allowances include specific amounts for those accounts that are likely to be uncollectible, such as accounts of customers in bankruptcy and general allowances for those accounts that management currently believes to be collectible but later become uncollectible. Estimates are used to determine the allowances for bad debts and are based on historical collection experience, current economic trends, credit worthiness of customers and changes in customer payment terms. Adjustments to credit limits are made based upon payment history and our customers’ current credit worthiness. If the financial condition of our customers were to deteriorate, allowances may be needed that will increase selling, general and administrative expenses and decrease accounts receivable.  At April 1, 2005 the allowance for doubtful accounts totaled $7.0 million.

Estimating Write-Offs for Excess and Obsolete Inventory

                Inventories are valued at the lower of cost or market. We determined inventory cost using the average cost method. We adjust inventory for excess and obsolete inventory and for the difference by which the cost of the inventory exceeds the estimated market value. In order to determine the adjustments, management reviews inventory quantities on hand, slow movement reports and sales history reports. Management estimates the required adjustment based on estimated demand for products and market conditions. To the extent historical results are not indicative of future results and if events occur that affect our relationships with vendors or the salability of our products, additional write-offs may be needed that will increase our cost of sales and decrease inventory.

Impairment of Goodwill, Intangibles and Other Long-Lived Assets

                Management assesses the recoverability of our goodwill, identifiable intangibles and other long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The following factors, if present, may trigger an impairment review: (1) significant underperformance relative to expected historical or projected future operating results, (2) significant negative industry or economic trends, (3) a significant increase in competition, and (4) a significant increase in interest rates on debt. If the recoverability of these assets is unlikely because of the existence of one or more of the above-mentioned factors, an impairment analysis is performed using a projected discounted cash flow method. Management must make assumptions regarding estimated future cash flows and other factors to determine the fair value of these respective assets. If these estimates or related assumptions change in the future, we may be required to record an impairment charge. Impairment charges would be included in corporate general and administrative expenses in our statements of operations, and would result in reduced carrying amounts of the related assets in our balance sheets.

Legal Contingencies

                From time to time, in the course of our business, we become involved in legal proceedings. In accordance with SFAS No. 5 “Accounting for Contingencies,” if it is probable that, as a result of a pending legal claim, an asset had been impaired or a liability had been incurred at the date of the financial statements and the amount of the loss is estimable, an accrual for the costs to resolve the claim is recorded in accrued expenses in our balance sheets. Professional fees related to legal claims are included in general and administrative expenses in our statements of operations. Management, with the assistance of outside counsel, determines whether it is probable that a liability from a legal claim has been incurred and estimates the amount of loss. The analysis is based upon potential results, assuming a combination of litigation and settlement strategies. Management does not believe that currently pending proceedings will have a material adverse effect on our consolidated financial position. It is possible, however, that future results of operations for any particular period could be materially affected by changes in our assumptions related to these proceedings.

Derivative Financial Instruments

                We periodically enter into derivative financial instruments, including interest rate exchange agreements, or swaps, to manage exposure to fluctuations in interest rates on our debt. In December 2004, in conjunction with our Parent’s initial public offering, we terminated all interest rate exchange agreements, or swaps.  Under our former swap agreements we paid a fixed rate on the notional amount to a bank and the bank paid us a variable rate on the notional amount equal to a base LIBOR rate. These interest rate swaps did not qualify for hedge accounting under SFAS No. 133 “Accounting for Derivative Statements and Hedging Activities,” and were recorded at fair value in our balance sheet with changes in the fair value reflected in non-operating expense. The fair market value of these instruments was determined by quotes obtained from the related counter parties.

Results of Operations

The following discussion includes references to the term average daily sales.  Average daily sales are defined as sales for a period of time divided by the number of shipping days in that period of time.

Three Months Ended April 1, 2005 Compared to Three Months Ended March 26, 2004

                Overview.  The first quarter of 2005 showed continued improvement in most of our key operating metrics.  Sales grew 13.8% in the first quarter compared to the prior year period and 12.1% on an organic average daily sales basis.  We were able to achieve this sales performance due to the continued success of our organic growth initiatives, which include expanding our field sales force, continued success of our national accounts and supply chain initiatives, and increasing customer demand for new product introductions in HVAC equipment and private label faucets.  Our professional contractor market remains strong posting a daily sales growth rate of 18.8%.  Our facilities maintenance markets also continue to improve, due primarily to improving occupancy in the multi-family housing sector.  We also showed continued improvement in gross profit margins, which increased 34 basis points to 38.4% of sales for the quarter.  This gross margin improvement combined with effective cost controls in logistics and operations led to an improvement in operating expense leverage of 75 basis points, resulting in improved operating income.   As a result of the significant debt reduction associated with our Initial Public Offering last quarter, interest expense was $3.9 million lower than the prior year period.  While we added inventory during the quarter to support increased growth and high service levels, we were able to show continued improvement in our return on invested capital.

                Net Sales.  Our net sales increased by $23.9 million, or 13.8%, to $196.5 million in the three months ended April 1, 2005 from $172.6 million in the three months ended March 26, 2004.  During 2005 we had one more shipping day than during the prior year period.  Average daily sales were $3.0 million in the three months ended April 1, 2005 and $2.7 million in the three months ended March 26, 2004, a 12.1% increase. The sales increase was attributable to improved demand for our products, new sales and growth initiatives and to price increases.  Our strongest sales growth this quarter was in the professional contractor market, which grew 18.9%, followed by 11.4% growth in the facilities maintenance market and 4.9% sales growth in our specialty distributor market.

                Gross Profit.  Gross profit increased by $9.8 million, or 14.9%, to $75.5 million in the three months ended April 1, 2005 from $65.7 million in the three months ended March 26, 2004.  Gross profit margins increased to 38.4% for the three months ended April 1, 2005 compared to 38.1% for the three months ended March 26, 2004.  This improvement in our gross profit margins is a result of overall higher selling margins related to our successful private label program and favorable merchandising programs, as well as increased efficiencies at our national distribution center over the comparable prior year period.

                Selling, General and Administrative Expenses.  SG&A expenses increased by $5.5 million, or 11.4%, to $53.7 million in the three months ended April 1, 2005 from $48.3 million in the three months ended March 26, 2004.  Certain expenses within SG&A, such as the costs of running distribution centers, delivery expenses and selling expenses fluctuate with sales volume.  The increase in SG&A expenses were made up of these increases as well as increased investment in new sales and marketing initiatives.  SG&A expenses as a percentage of sales improved 70 basis points to 27.3% in the three months ended April 1, 2005 from 28.0% in the three months ended March 26, 2004.  This operating leverage is a result of operating efficiencies at our regional distribution centers — specifically distribution center labor and freight costs — as well as the overall leveraging of our labor and benefit plan costs, partially offset by our continued investment in our growth initiatives.

                Depreciation and Amortization.  Depreciation and amortization expense increased by $0.1 million, or 5.0%, to $3.1 million in the three months ended April 1, 2005 from $3.0 million in the three months ended March 26, 2004.

                Operating Income.  As a result of the foregoing, operating income increased by $4.1 million, or 28.6%, to $18.6 million in the three months ended April 1, 2005 from $14.5 million in the three months ended March 26, 2004.

                Change in Fair Value of Interest Rate Swaps.  Our interest rate swaps were terminated at the time of our initial public offering, described below, in December 2004.  As such, changes in fair value of interest rate swaps were zero in the three months ended April 1, 2005 compared to a gain of $1.1 million in the three months ended March 26, 2004.  Theses gains are related to changes in the market value of our interest rate swap instruments. The non-cash gains were attributable to changes in market conditions, including but not limited to fluctuations in interest rates, general market volatility, and the remaining tenor of our instruments.  Our interest rate swaps were terminated at the time of our IPO in December 2004.

                Interest Expense.  Interest expense decreased by $3.9 million in the three months ended April 1, 2005 to $6.3 million from $10.2 million in the three months ended March 26, 2004.  The net decrease was attributed to lower debt balances associated with the early extinguishment of $70.0 million of our 11.5% senior subordinated notes in January 2005 and the pay down of $31.3 million of our term loan, as well as lower interest expense associated with the termination of our interest rate swaps and the write-off of deferred financing costs — all associated with our Initial Public Offering.

                Loss on Extinguishment of Debt.  As part of our Parent’s initial public offering, we redeemed $70.0 million of the 11.5% senior subordinated notes in January 2005.  This redemption was made 30 days after the closing of our initial public offering, in accordance with the redemption provision of the indenture governing the notes.  In connection with the redemption, we recorded a $10.3 million loss on the early extinguishment of debt in the first quarter of 2005.

                Provision for Income Taxes.  The provision for income taxes was $0.9 million in the fiscal three months ended April 1, 2005 compared to a provision of $2.3 million in the three months ended March 26, 2004. The effective tax rate for the three months ended April 1, 2005 was 39.6% compared to 41.3% in the three months ended March 26, 2004. The decrease in the effective tax rate was due primarily to a decrease in our state income taxes and foreign income taxes partially offset by an increase in non-deductible expenses.

Liquidity and Capital Resources

                As of April 1, 2005, we had approximately $73.0 million of availability under our $100.0 million revolving credit facility.  Historically, our capital requirements have been for debt service obligations, acquisitions, the expansion and maintenance of our distribution network, upgrades of our proprietary information systems and working capital requirements.  We expect this to continue in the foreseeable future.  Historically, we have funded these requirements through internally generated cash flow and funds borrowed under our credit facility.  We expect our cash flow from operations and the loan availability under our credit facility to be our primary source of funds in the future.  Letters of credit, which are issued under the revolving loan facility under our credit facility, are used to support payment obligations incurred for our general corporate purposes.  As of April 1, 2005, we had $10.0 million of letters of credit issued under the credit facility.  Interest on our 11.5% senior subordinated notes due 2011 is payable semiannually.  With respect to borrowings under our credit facility, we have the option to borrow at an adjusted LIBOR or an alternative base rate.  Interest on the credit facility is generally payable quarterly, and with respect to any LIBOR borrowings, on the last day of the interest period applicable to the term of the borrowing.

                Net cash provided by operating activities was $3.2 million for the three months ended April 1, 2005 compared to net cash provided by operating activities of $16.2 million in the three months ended March 26, 2004.  Net cash provided by operating activities for the three months ended April 1, 2005 was lower than the prior year period primarily as a result of our investment in working capital, specifically inventory and higher trade account receivable balances, in support of our 13.8% sales growth as well as an increase of $6.3 million in cash tax requirements. This was offset in part by $3.9 million of lower interest expense associated with our lower average debt balances, which were reduced using proceeds from our IPO transaction.

Net cash used in investing activities was $2.6 million in the three months ended April 1, 2005 compared to $1.7 million in the three months ended March 26, 2004.  Net cash used in investing activities in the three months ended April 1, 2005 and the three months ended March 26, 2004 were primarily attributable to capital expenditures made in the ordinary course of business and costs related to purchases of businesses accrued in prior periods.

                Net cash used in financing activities totaled $59.5 million for the three months ended April 1, 2005 compared to net cash used in financing activities of $2.0 million in the three months ended March 26, 2004.  Net cash used in financing activities for the three months ended April 1, 2005 was primarily attributable to our repayment of $70.0 million of our senior subordinated notes and $8.1 million in related redemption premiums partially offset by $17.0 million net borrowings on our revolving credit facility and $2.3 million received January 2005 for the over-allotment shares sold to underwriters, net of expenses, in conjunction with our Parent’s December 2004 initial public offering.

Other than the redemption of $70.0 million of our 11.5% senior subordinated notes as described above, our contractual obligations and other contractual commitments have not changed materially outside the ordinary course of business since December 31, 2004.

The Reincorporation Merger and Related Transactions

                In December 2004, we completed a reincorporation merger and became the 100%-owned subsidiary of Interline Brands Inc., a Delaware corporation (NYSE: IBI), which we also refer to as our Parent or Interline Delaware.  In this reincorporation merger, in the aggregate, holders of our preferred stock received $55.0 million in cash and 19,183,321 shares of Parent common stock and holders of our common stock received 66,667 shares of Parent common stock.  In return, Parent received 100 shares of our common stock and one share of our preferred stock, representing all of our authorized and outstanding shares.  Also, options to purchase shares of our common stock were converted into options to purchase shares of Parent common stock.  In conjunction with this reincorporation merger, Parent successfully completed its Initial Public Offering, (“IPO”) and we amended our senior credit facility.  A total of 14,375,000 shares of Parent common stock were sold, of which 12,667,000 were sold by Parent and 1,708,000 were sold by its shareholders. Parent sold 12,500,000 shares of its common stock in December 2004 and 167,000 shares in January 2005 following the exercise of the underwriters’ over-allotment option.  Parent received $171.8 million in net proceeds including the exercise of the underwriters’ over-allotment option, representing $176.9 million of proceeds from the sale of stock net of underwriting discounts and commissions, less $4.1 million of IPO costs and $1.1 million of debt issuance costs.  After the IPO-related expenses and preferred stock consideration in the reincorporation merger were paid, all of the proceeds from the IPO were contributed to the Company.

                We used $31.3 million of the proceeds to partially repay the term loan under our credit facility.  We amended our senior credit facility to allow for the IPO and reduce our applicable rate in respect to any term loans from LIBOR plus 3.50% to LIBOR plus 2.25%.  In conjunction with this amendment, we incurred $1.1 million of debt issuance costs.  In December 2004, we also used $4.6 million of the proceeds to terminate the interest rate swap agreements.  In January 2005, we used $70.0 million of the proceeds from the IPO to partially redeem our 11.5% senior subordinated notes.  In connection with the redemption, in January 2005 we paid $8.1 million of premiums for early redemption of the 11.5% senior subordinated notes and recorded a $10.3 million loss on the early extinguishment of debt, which included a charge for write-off of unamortized debt issuance costs in the amount of $2.3 million.

Capital Expenditures

                Capital expenditures were $1.5 million in the three months ended April 1, 2005 compared to $1.4 million in the three months ended March 26, 2004.  Capital expenditures as a percentage of sales were 0.8% in both periods.

Liquidity

                Our principal working capital need is for inventory and trade accounts receivable, which have generally increased with the growth in our business.  Our principal sources of cash to fund our working capital needs are cash generated from operating activities and borrowings under our revolving credit facility.

Credit Facility

                We entered into a credit facility on May 29, 2003, which was amended as of December 19, 2003, and amended again on December 21, 2004 in connection with our Parent’s IPO Transactions. The amended credit facility provides for aggregate commitments of $200.0 million, consisting of (1) a revolving loan facility of $100.0 million, of which a portion not exceeding $20.0 million will be available in the form of letters of credit, and (2) a term loan facility of $100.0 million.  Borrowings under the amended term loan facility and revolving loan facility bear interest, at our option, at either adjusted LIBOR or at the alternate base rate plus a spread. Outstanding letters of credit under the revolving loan facility are subject to a per annum fee equal to the applicable spread over adjusted LIBOR for revolving loans. The indebtedness under the amended credit facility is guaranteed by our Parent and our domestic subsidiaries.  The amended term loan facility has a maturity of December 31, 2010, and the revolving loan facility has a maturity of May 31, 2008.

                During the three months ended April 1, 2005 we borrowed periodically on our revolving credit facility to accommodate our daily working capital needs. The weighted average daily outstanding balance during the three-month period was $10.0 million, with ordinary course borrowings ranging from $0.0 million to $18.0 million. As of April 1, 2005, we had $10.0 million of letters of credit issued under the revolving loan facility and $99.8 million aggregate principal outstanding under the term loan facility.

                We believe that cash flow from operations and available borrowing capacity under our new credit facility will be adequate to finance our ongoing operational cash flow needs and debt service obligations for the next twelve months.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

                We are aware of the potentially unfavorable effects inflationary pressures may create through higher asset replacement costs and related depreciation, higher interest rates and higher product and material costs.  We seek to minimize the effects of inflation and changing prices through economies of purchasing and inventory management resulting in cost reductions and productivity improvements as well as price increases to maintain reasonable profit margins.  Management believes that inflation (which has been moderate over the past few years) did not significantly affect our operating results or markets.

                The majority of our purchases from foreign-based suppliers is from China and other countries in Asia and is transacted in U.S. dollars.  Accordingly, we have minimal foreign currency risk related to suppliers.

Derivative Financial Instruments

                Periodically, we enter into derivative financial instruments, including interest rate exchange agreements, or swaps, to manage our exposure to fluctuations in interest rates on our debt.  As of April 1, 2005, we did not have any interest rate swap exchange agreements, or swaps.  Under our former swap agreements, we pay a fixed rate on the notional amount to our banks and the banks pay us a variable rate on the notional amount equal to a base LIBOR rate.  Our derivative activities, all of which are for purposes other than trading, are initiated within the guidelines of corporate risk-management policies.

                We periodically evaluate the costs and benefits of any changes in our interest rate risk.  Based on such evaluation, we may enter into new interest rate swaps to manage our interest rate exposure.

ITEM 4. CONTROLS AND PROCEDURES.

                Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of April 1, 2005. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of April 1, 2005, our disclosure controls and procedures were: (1) designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our Chief Executive Officer and Chief Financial Officer by others within those entities, particularly during the period in which this report was being prepared and, (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

                No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended April 1, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 5. OTHER INFORMATION.

(a) Management appointments

On May 10, 2005, the Company appointed Thomas J. Tossavainen as its Chief Financial Officer. Mr. Tossavainen has been the acting Chief Financial Officer since March 17, 2005 and has served in a senior financial capacity with Interline since 2001, most recently as its Vice President of Finance and Treasurer.  Prior to joining Interline, Mr. Tossavainen held various positions at Airgas, Inc., beginning in 1996.  Prior to this time, Mr. Tossavainen also served in the financial services group at KPMG Peat Marwick LLP. Mr. Tossavainen is a Certified Public Accountant.

ITEM 6. EXHIBITS.

                The following exhibits are being filed as part of this Quarterly Report on Form 10-Q:

10.20

Separation Agreement and Release of All Claims, dated March 17, 2005, by and between Interline Brands, Inc. and Charles Blackmon (incorporated by reference to Exhibit 10.20 to Interline Brands Inc.’s Form 10-K filed on March 31, 2005).

10.34

Employment Agreement, dated May 12, 2004 between Interline Brands, Inc. and Thomas J. Tossavainen (incorporated by reference to Exhibit 10.34 to Interline Brands Inc.’s Form 10-K filed on March 31, 2005).

31.1	Certification of Michael J. Grebe as President and Chief Executive Officer of Interline Brands, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
31.2	Certification of Thomas J. Tossavainen as Vice President and Chief Financial Officer of Interline Brands, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
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

INTERLINE BRANDS, INC.

BY:	/s/ Michael J. Grebe
Michael J. Grebe
President and Chief Executive Officer

(Duly Authorized Signatory and Principal Executive Officer)

Date: May 16, 2005

Signatures

                Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

INTERLINE BRANDS, INC.

BY:	/s/ Thomas J. Tossavainen
Thomas J. Tossavainen
Vice President and Chief Financial Officer

(Duly Authorized Signatory and Principal Financial Officer)

Date: May 16, 2005