Form 10-Q
period 2005-07-01
INTERLINE BRANDS INC
filed 2005-08-11
CIK 1250189

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JULY 1, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM TO

COMMISSION FILE NUMBER 001-32378

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

Yes ☐     No ☒

Number of shares of Common Stock outstanding as of August 11, 2005: None

Because the registrant is an indirect wholly owned subsidiary of Interline Brands, Inc., a Delaware corporation, none of the registrant’s outstanding voting stock is held by non-affiliates of the Registrant.  As of the date hereof, 100 shares of the Registrant’s Common Stock were issued and outstanding and held by Interline Brands, Inc., a Delaware corporation.

TABLE OF CONTENTS

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements
	Unaudited Condensed Consolidated Balance Sheets as of July 1, 2005 and December 31, 2004	1
	Unaudited Condensed Consolidated Statements of Operations for the Three Months and Six Months Ended July 1, 2005 and June 25, 2004	2
	Unaudited Condensed Consolidated Statement of Stockholder’s Equity (Deficiency) for the Six Months Ended July 1, 2005	3
	Unaudited Condensed Consolidated Statements of Cash Flows for the Six Months Ended July 1, 2005 and June 25, 2004	4
	Notes to Unaudited Condensed Consolidated Financial Statements	5
Item 2.	Management’s Discussions and Analysis of Financial Condition and Results of Operations	19
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	26
Item 4.	Controls and Procedures	26

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings	26
Item 5.	Other Information	27
Item 6.	Exhibits	27

SIGNATURES		28

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

INTERLINE BRANDS, INC. (A NEW JERSEY CORPORATION) AND SUBSIDIARIES

(A WHOLLY OWNED SUBSIDIARY OF INTERLINE BRANDS, INC., A DELAWARE CORPORATION)

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

AS OF JULY 1, 2005 AND DECEMBER 31, 2004

(in thousands, except share data)

	July 1, 2005	December 31, 2004
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$253	$69,178
Accounts receivable - trade (net of allowance for doubtful accounts of $7,277 and $6,929)	116,039	98,511
Accounts receivable - other	11,976	17,828
Inventory	149,939	145,532
Prepaid expenses and other current assets	4,606	3,204
Deferred income taxes	11,991	12,084
Total current assets	294,804	346,337

PROPERTY AND EQUIPMENT, net	28,333	28,767

GOODWILL	204,381	203,848

OTHER INTANGIBLE ASSETS, net	80,334	85,361

OTHER ASSETS	9,350	9,067
TOTAL ASSETS	$617,202	$673,380

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Current portion of long-term debt	$1,000	$1,000
Accounts payable	62,455	53,260
Accrued expenses and other current liabilities	20,085	22,180
Accrued interest payable	2,007	3,042
Accrued merger expenses	5,900	6,131
Accrued income taxes payable	4,650	7,372
Total current liabilities	96,097	92,985

LONG-TERM LIABILITIES:
Deferred income taxes	24,273	25,221
Long-term debt, net of current portion	231,775	302,275
TOTAL LIABILITIES	352,145	420,481

COMMITMENTS AND CONTINGENCIES

SENIOR PREFERRED STOCK, $0.01 par value, 1 share authorized and outstanding as of July 1, 2005 and December 31, 2004; at liquidation value	408,411	381,327

STOCKHOLDERS’ EQUITY:
Common stock; no par value, 100 authorized, issued and outstanding as of July 1, 2005 and December 31, 2004	177,147	174,879
Accumulated deficit	(321,288)	(304,162)
Accumulated other comprehensive income	787	855
TOTAL STOCKHOLDERS’ EQUITY	(143,354)	(128,428)
TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$617,202	$673,380

See accompanying notes to unaudited condensed consolidated financial statements.

INTERLINE BRANDS, INC. (A NEW JERSEY CORPORATION) AND SUBSIDIARIES

(A WHOLLY OWNED SUBSIDIARY OF INTERLINE BRANDS, INC., A DELAWARE CORPORATION)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

THREE MONTHS AND SIX MONTHS ENDED JULY 1, 2005 AND JUNE 25, 2004

(in thousands)

	Three Months Ended		Six Months Ended
	July 1, 2005	June 25, 2004	July 1, 2005	June 25, 2004

NET SALES	$203,666	$185,379	$400,157	$357,983

COST OF SALES	126,411	114,434	247,416	221,315

Gross Profit	77,255	70,945	152,741	136,668

OPERATING EXPENSES :

Selling, general and administrative expenses	54,516	50,081	108,256	98,338

Depreciation and amortization	3,222	3,443	6,338	6,426

Total Operating Expense	57,738	53,524	114,594	104,764

OPERATING INCOME	19,517	17,421	38,147	31,904

CHANGE IN FAIR VALUE OF INTEREST RATE SWAPS	—	3,594	—	4,698

LOSS ON EXTINGUISHMENT OF DEBT	—	—	(10,340)	—

INTEREST EXPENSE	(5,746)	(10,100)	(12,015)	(20,294)

INTEREST INCOME	6	25	126	33

OTHER INCOME	119	45	286	181

Income before income taxes	13,896	10,985	16,204	16,522

PROVISION FOR INCOME TAXES	5,331	4,028	6,246	6,314

NET INCOME	8,565	6,957	9,958	10,208

PREFERRED STOCK DIVIDENDS	(13,774)	(13,723)	(27,084)	(26,984)

NET LOSS APPLICABLE TO COMMON STOCKHOLDERS	$(5,209)	$(6,766)	$(17,126)	$(16,776)

See accompanying notes to unaudited condensed consolidated financial statements.

INTERLINE BRANDS, INC. (A NEW JERSEY CORPORATION) AND SUBSIDIARIES

(A WHOLLY OWNED SUBSIDIARY OF INTERLINE BRANDS, INC., A DELAWARE CORPORATION)

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY) (UNAUDITED)

SIX MONTHS ENDED JULY 1, 2005

(in thousands except share data)

	Common Stock		(Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Deficit)	Income (Loss)	Equity (Deficiency)

BALANCE, DECEMBER 31, 2004	100	$174,879	$(304,162)	$855	$(128,428)

Preferred stock dividends			(27,084)		(27,084)

Capital contribution from Parent		2,268			2,268

Comprehensive income:

Net income			9,958

Foreign currency translation				(68)

Total comprehensive income					9,890

BALANCE, JULY 1, 2005	100	$177,147	$(321,288)	$787	$(143,354)

See accompanying notes to unaudited condensed consolidated financial statements.

INTERLINE BRANDS, INC. (A NEW JERSEY CORPORATION) AND SUBSIDIARIES

(A WHOLLY OWNED SUBSIDIARY OF INTERLINE BRANDS, INC., A DELAWARE CORPORATION)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

SIX MONTHS ENDED JULY 1, 2005 AND JUNE 25, 2004

(in thousands)

	July 1, 2005	June 25, 2004
OPERATING ACTIVITIES:
Net Income	$9,958	$10,208
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,338	6,426
Amortization and write-off of debt issuance costs	3,064	957
Redemption premium on 11.5% senior subordinated notes	8,050	—
Stock based compensation	477	—
Change in fair value of interest rate swaps	—	(4,697)
Interest income on shareholder notes	—	(6)
Deferred income taxes	(855)	4,294
Income tax effect from exercise of stock options	215	—

Changes in assets and liabilities:
Accounts receivable - trade	(17,529)	(20,339)
Accounts receivable - other	3,519	3,646
Inventory	(4,407)	(14,618)
Prepaid expenses and other current assets	(1,401)	141
Other assets	(281)	(100)
Accrued interest payable	(1,035)	(334)
Accounts payable	9,194	18,304
Accrued expenses and other current liabilities	(594)	1,369
Accrued merger expenses	(206)	(183)
Income taxes payable	(2,722)	742
Net cash provided by operating activities	11,785	5,810

INVESTING ACTIVITIES :
Purchase of property and equipment, net	(3,900)	(3,692)
Purchase of business, net of cash acquired	(1,602)	(459)
Net cash used in investing activities	(5,502)	(4,151)

FINANCING ACTIVITIES :
Increase in revolver and swingline, net	—	4,500
Repayment of long-term debt	(70,500)	(3,500)
Payment of redemption on 11.5% senior subordinated notes	(8,050)
Payment of debt issuance costs	—	(307)
Contribution from Parent, net	3,410	—
Net cash (used in) provided by financing activities	(75,140)	693

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(68)	(93)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(68,925)	2,259
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	69,178	1,612
CASH AND CASH EQUIVALENTS, END OF PERIOD	$253	$3,871

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for :
Interest	$10,842	$19,444
Income taxes (net of refunds)	$9,708	$424

SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

Dividends on preferred stock	$27,084	$26,984
Adjustment to goodwill on business acquired	$(16)	$—

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

During December 2004, a reincorporation merger occurred and Interline Brands, a Delaware corporation, (“Interline Delaware” or the “Parent”) became the parent company of the Company, which in turn became the Parent’s principal operating subsidiary.  Immediately following the reincorporation merger, the Parent completed its initial public offering (the “IPO”).

Segment Information—The Company is in one industry, the distribution of maintenance, repair and operations, or MRO, products. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 131, “Disclosure about Segments of an Enterprise and Related Information”, the Company has one operating segment.  Our net sales for the three and six-month periods ended July 1, 2005 and June 25, 2004 by product category were approximately (in millions):

	Three Months Ended		Six Months Ended
Product Category	July 1, 2005	June 25, 2004	July 1, 2005	June 25, 2004
Plumbing	$87.6	$80.1	$178.0	$159.5

Electrical	29.7	27.4	59.2	55.0

Heating, Ventilation and Air Conditioning	21.0	17.1	34.6	27.3

Security Hardware	13.5	12.8	27.2	24.9

Hardware	13.2	12.2	25.0	22.6

Appliances	12.5	10.8	24.3	21.2

Other	26.2	25.0	51.9	47.5

Total	$203.7	$185.4	$400.2	$358.0

Stock-based Compensation—The Company and its Parent accounted for option plans in accordance with APB Opinion No. 25, under which no compensation cost has been recognized for stock option awards.  While the Company does not recognize compensation costs for stock options, the Company does determine what these costs would have been using the method prescribed by SFAS No, 123 for disclosure purposes.

The fair value of each option was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for options granted in 2005 under the 2004 Equity Incentive Plan: dividend yield of 0%, volatility of 22%, risk-free interest rate of 3.85% and expected life of 5 years.  The following assumptions were used for options granted in 2004 under the 2000 Stock Award Plan: dividend yield of 0%, expected volatility of 0%, risk-free interest rate of 4.05%, and expected life of 5 years.   The fair value of these awards approximated zero.

The following table illustrates the effect on net earnings (loss) and earnings (loss) per share for the three and six months ended July 1, 2005 and June 25, 2004 as if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation (in thousands):

	Three Months Ended		Six Months Ended
	July 1, 2005	June 25, 2004	July 1, 2005	June 25, 2004

Net income as reported	$8,565	$6,957	$9,958	$10,208

Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	147	—	293	—

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(246)	—	(392)	—

Pro forma net income	8,466	6,957	9,859	10,208

Preferred stock dividends	(13,774)	(13,723)	(27,084)	(26,984)

Net loss applicable to common shareholders	$(5,308)	$(6,766)	$(17,225)	$(16,776)

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

In March 2004, the FASB issued Interpretation No. 46(R)-5 (“FIN 46(R)-5”), “Implicit Variable Interests under FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities.” FIN 46(R)-5 is effective for the first reporting period beginning after March 3, 2005; however, earlier application is permitted for periods for which financial statements have not yet been issued. The Company has evaluated the impact of FIN 46(R)-5 and determined that the impact is immaterial to the consolidated financial statements.

In May 2005, the FASB issued Statement No. 154, “Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS 154”). SFAS 154 replaces APB

Opinion No. 20, “Accounting Changes,” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to do so, in which case other alternatives are required. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005, or for the Company’s fiscal 2006 year end. We have evaluated the requirements of SFAS 154 and have determined that there is no impact on the consolidated financial statements.

2.              DEBT

Long-term debt at July 1, 2005 and December 31, 2004 consists of the following:

	July 1, 2005	December 31, 2004

Term loan	$99,500	$100,000
Note payable	3,275	3,275
11.5% senior subordinated notes	130,000	200,000

	232,775	303,275
Less current portion	(1,000)	(1,000)

	$231,775	$302,275

In May 2003, the Company completed an offering of $200 million of 11.5% senior subordinated notes due 2011 and entered into a $205.0 million senior secured credit facility which consisted of a $140.0 million term loan facility and a $65.0 million revolving loan facility, a portion of which is available in the form of letters of credit.  The net proceeds from the offering of senior subordinated notes and the refinancing of the former credit facility with the new credit facility were used to: (1) repay all outstanding indebtedness under the Company’s former credit facility, (2) redeem all of the 16% senior subordinated notes, (3) pay accrued interest and related redemption premiums on the Company’s former debt, and (4) pay transaction fees and expenses related to the foregoing transactions, which transactions are refered to as the “Refinancing Transactions”.  Debt issuance costs capitalized in connection with the Refinancing Transactions were approximately $13.1 million. An expense of approximately $14.9 million in May 2003 for the early extinguishment of debt resulted from the write-off of the unamortized loan fees and loan discount relating to the Company’s former credit facility and the redemption premium incurred upon redemption of the 16% Senior Subordinated Notes.

The senior subordinated notes pay interest each May 15 and November 15, with the first payment made on November 15, 2003.  Prior to May 15, 2006, the Company may redeem up to 35% of the notes using proceeds of certain equity offerings and the Company may redeem all of the notes after May 15, 2007, subject to redemption premiums unless redeemed after May 15, 2009.   The Company elected to redeem $70.0 million of the 11.5% senior subordinated notes using proceeds from the IPO and gave the 30-day notice, required by the indenture, on December 20, 2004.  In January 2005, the Company recorded a loss on extinguishment of debt of $10.3 million, consisting of the write-off of deferred financing costs of $2.3 million and the premium of $8.1 million on the $70.0 million redemption of 11.5% senior subordinated notes.

In December 2004, the Company amended its term loan facility and revolving loan facility.  The term loan was reduced to $100.0 million from $140.0 million and the revolving loan facility was increased to $100.0 million from $65.0 million.  As part of the amendment in December 2004, the Company paid down $31.3 million of the term loan using proceeds from Interline Delaware’s IPO transaction.  Borrowings under the amended term loan facility and revolving loan facility bear interest, at the Company’s option, at either LIBOR plus a spread or at the alternate base rate plus a spread. Interest rates in effect on borrowings under the term loan facility at July 1, 2005 ranged from 5.78% for LIBOR based borrowings and 7.5% for prime based borrowings.  Outstanding letters of credit under the revolving loan facility are subject to a per annum fee equal to the applicable spread over the adjusted LIBOR for revolving loans.  The term loan facility matures on December 31, 2010 and the revolving loan facility matures on May 31, 2008.  Debt issuance costs capitalized in connection with the amended credit facility were approximately $1.1 million.

As of July 1, 2005, the Company had $92.1 million available under its revolving loan facility.  Total letters of credit issued under this facility as of July 1, 2005 were $7.9 million.  There were no borrowings under the revolving loan facility at July 1, 2005. The credit facility is secured by substantially all of the assets of the Company.

In conjunction with Interline Delaware’s IPO and the amended credit facility an expense of approximately $0.7 million for early extinguishments of debt resulting from the write-off of the unamortized loan fees relating to the Company’s former credit facility in December 2004 and $2.3 million related to the $70.0 million calculation of the 11.5% senior subordinated notes in January 2005.

Periodically, the Company has entered into derivative financial instruments, including interest rate exchange agreements, to manage its exposure to fluctuations in interest rates on its debt.  All interest rate swap agreements were terminated in conjunction with the IPO in December 2004.

The credit facility contains customary affirmative and negative covenants that limit the Company’s ability to incur additional indebtedness, pay dividends on its common stock or redeem, repurchase or retire its common stock or subordinated indebtedness, make certain investments, sell assets, and consolidate, merge or transfer assets, and that require the Company to maintain a maximum debt to cash flow ratio and a minimum interest expense coverage ratio. The Company was in compliance with all covenants at July 1, 2005.

In April 2003, the Company issued a non-recourse note payable in the principal amount of $3.3 million for the purchase of an investment. This note, which is secured only by the investment, bears interest at a rate of 4% per annum, with principal due in full in April 2010.

The maturities of long-term debt subsequent to July 1, 2005 are as follows:

2005	$500
2006	1,000
2007	1,000
2008	1,000
2009	1,000
Thereafter	228,275
$232,775

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

Upon completion of the Parent’s IPO in December 2004, 175,820 shares of Parent restricted stock were issued to senior management.  The restricted stock awards will vest contingent upon the executive’s continued employment in one-third installments over three years provided that certain pre-established annual percentage increases in our earnings per share are attained.  The restricted stock may also vest on the seventh anniversary of the date of grant if the executive remains in our employ for seven years.  In addition, an aggregate of 10,000 shares of the Parent’s restricted stock were issued to non-employee directors who are not affiliated with any of our principal stockholders.  Such awards will vest over two years.  As a result of these restricted stock awards, the Company expects to incur non-cash charges between $0.4 million and $0.9 million in each of the next three to seven years depending upon the acceleration of vesting of restricted stock.  These two directors also each received 20,000 non-qualified stock options with an exercise price equal to the IPO price of $15.00 per share.  In addition, the Parent issued to management 1,835,218 non-qualified stock options to purchase the Parent’s common stock with an exercise price equal to the IPO price of $15.00 per share and 590,465 non-qualified stock options to purchase the Parent’s common stock with a weighted average exercise price of $24.00 per share.  All of these options were fully vested and exercisable when granted.  However, management will only be permitted to sell shares acquired upon the exercise of the options in 25% increments over four years.

A summary of the status of stock option plans to purchase the Parent’s common stock is as follows:

			Weighted
	Number	Exercise Price	Average Exercise
	of Shares	Per Share	Price Per Share

Outstanding at December 31, 2004	2,468,009	$15.00 - $1,669.13	$17.61

2005:
Granted	30,000	$19.43	$19.43

Exercised	(112,849)	$15.00	$15.00

Cancelled	(151,835)	$15.00 - $1,669.13	$30.73

Outstanding at July 1, 2005	2,233,325	$15.00 - $41.05	$16.88

4.              SUBSEQUENT EVENTS

Acquisition

On July 7, 2005, the Company acquired all of the common stock of CCS Enterprises, Inc., known as Copperfield, a national distributor and direct marketer of specialty ventilation and chimney maintenance products.  Headquartered in Fairfield, Iowa, Copperfield’s annual sales for the year ended November 30, 2004 were $41.0 million.  The transaction was valued at $70.0 million and funded with borrowings under the Company’s credit facility.  This acquisition represents an expansion of the Company’s professional contractors and specialty distributor business.

Copperfield offers more than 5,000 brand name and private label repair and replacement items including chimney replacement and relining products, specialty ventilation components, hearth products and gas and electrical appliances.

The Company has not completed the process of performing its allocation of the purchase price.

Credit Facility

In connection with the Copperfield acquisition, the Company amended its credit facility on July 22, 2005, to permit the incurrence of an additional $50.0 million term loan. On August 8, 2005, the Company again amended its credit facility to lower the interest rate spreads applicable to the additional $50.0 million term loan.

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

CONDENSED CONSOLIDATING BALANCE SHEET (UNAUDITED)

INTERLINE BRANDS, INC. (A NEW JERSEY CORPORATION) AND THE SUBSIDIARY GUARANTORS

As of July 1, 2005

	Company
	Excluding
	Subsidiary	Subsidiary
	Guarantors	Guarantors	Eliminations	Consolidated
	(In thousands, except share data)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$218	$35	$—	$253
Accounts receivable - trade, net	116,039	—	—	116,039
Accounts receivable - other	11,976	—	—	11,976
Inventory	149,939	—	—	149,939
Prepaid expenses and other current assets	4,598	8	—	4,606
Deferred income taxes	11,991	—	—	11,991
Due from Parent	—	78,275	(78,275)	—
Investment in subsidiaries	42,360	—	(42,360)	—
Total current assets	337,121	78,318	(120,635)	294,804

PROPERTY AND EQUIPMENT, net	28,333	—	—	28,333

GOODWILL	204,381	—	—	204,381

OTHER INTANGIBLE ASSETS, net	80,334	—	—	80,334

OTHER ASSETS	6,075	7,356	(4,081)	9,350

TOTAL ASSETS	$656,244	$85,674	$(124,716)	$617,202

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)

CURRENT LIABILITIES:
Current portion of long-term debt	$1,000	$—	$—	$1,000
Accounts payable	62,455	—	—	62,455
Accrued expenses and other current liabilities	20,084	1	—	20,085
Accrued interest payable	2,007	—	—	2,007
Accrued merger expenses	5,900	—	—	5,900
Income taxes payable	3,350	1,300	—	4,650
Due to subsidiaries	43,618	—	(43,618)	—

Total current liabilities	138,414	1,301	(43,618)	96,097

LONG-TERM LIABILITIES:
Deferred income taxes	24,273	—	—	24,273
Long-term debt, net of current portion	228,500	3,275	—	231,775

TOTAL LIABILITIES	391,187	4,576	(43,618)	352,145

SENIOR PREFERRED STOCK	408,411	—	—	408,411

STOCKHOLDERS’ EQUITY (DEFICIENCY):
Common stock	177,147	—	—	177,147
Additional paid-in-capital		43,285	(43,285)	—
Accumulated deficit	(321,288)	37,813	(37,813)	(321,288)
Accumulated other comprehensive loss	787	—	—	787

TOTAL STOCKHOLDERS’ EQUITY (DEFICIENCY)	(143,354)	81,098	(81,098)	(143,354)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)	$656,244	$85,674	$(124,716)	$617,202

CONDENSED CONSOLIDATING BALANCE SHEET (UNAUDITED)

INTERLINE BRANDS, INC. (A NEW JERSEY CORPORATION) AND THE SUBSIDIARY GUARANTORS

As of December 31, 2004

	Company
	Excluding
	Subsidiary	Subsidiary
	Guarantors	Guarantors	Eliminations	Consolidated
	(In thousands, except share data)
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

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED)
INTERLINE BRANDS, INC. (A NEW JERSEY CORPORATION) AND THE SUBSIDIARY GUARANTORS
Three Months Ended July 1, 2005

	Company
	Excluding
	Subsidiary	Subsidiary
	Guarantors	Guarantors	Eliminations	Consolidated
	(In thousands)

NET SALES	$203,666	$—	$—	$203,666
COST OF SALES	126,411	—	—	126,411

Gross profit	77,255	—	—	77,255

OPERATING EXPENSES:
Selling, general and administrative expenses	54,510	6	—	54,516
Depreciation and amortization	3,222	—	—	3,222

Total operating expenses	57,732	6	—	57,738

OPERATING INCOME (LOSS)	19,523	(6)	—	19,517

INTEREST EXPENSE	(9,359)	—	3,613	(5,746)
INTEREST INCOME	6	3,613	(3,613)	6
OTHER INCOME	119	119	(119)	119
EQUITY IN EARNINGS OF SUBSIDIARIES	2,307	—	(2,307)	—

Income before income taxes	12,596	3,726	(2,426)	13,896

PROVISION FOR INCOME TAXES	4,031	1,300	—	5,331

NET INCOME	8,565	2,426	(2,426)	8,565

PREFERRED STOCK DIVIDENDS	(13,774)	—	—	(13,774)

NET (LOSS) INCOME APPLICABLE TO COMMON STOCKHOLDERS	$(5,209)	$2,426	$(2,426)	$(5,209)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED)
INTERLINE BRANDS, INC. (A NEW JERSEY CORPORATION) AND THE SUBSIDIARY GUARANTORS
Three Months Ended  June 25, 2004

	Company
	Excluding
	Subsidiary	Subsidiary
	Guarantors	Guarantors	Eliminations	Consolidated
	(In thousands)

NET SALES	$185,379	$—	$—	$185,379
COST OF SALES	114,434	—	—	114,434

Gross profit	70,945	—	—	70,945

OPERATING EXPENSES:
Selling, general and administrative expenses	50,078	3	—	50,081
Depreciation and amortization	3,443	—	—	3,443

Total operating expenses	53,521	3	—	53,524

OPERATING INCOME (LOSS)	17,424	(3)	—	17,421

CHANGE IN FAIR VALUE OF INTEREST RATE SWAPS	3,594	—	—	3,594
INTEREST EXPENSE	(13,249)	—	3,149	(10,100)
INTEREST INCOME	25	3,149	(3,149)	25
OTHER INCOME	45	45	(45)	45
EQUITY IN EARNINGS OF SUBSIDIARIES	2,146	—	(2,146)	—

Income before income taxes	9,985	3,191	(2,191)	10,985

PROVISION FOR INCOME TAXES	3,028	1,000	—	4,028

NET INCOME	6,957	2,191	(2,191)	6,957

PREFERRED STOCK DIVIDENDS	(13,723)	—	—	(13,723)

NET (LOSS) INCOME APPLICABLE TO COMMON STOCKHOLDERS	$(6,766)	$2,191	$(2,191)	$(6,766)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED)
INTERLINE BRANDS, INC. (A NEW JERSEY CORPORATION) AND THE SUBSIDIARY GUARANTORS
Six Months Ended July 1, 2005

	Company
	Excluding
	Subsidiary	Subsidiary
	Guarantors	Guarantors	Eliminations	Consolidated
	(In thousands)

NET SALES	$400,157	$—	$—	$400,157
COST OF SALES	247,416	—	—	247,416

Gross profit	152,741	—	—	152,741

OPERATING EXPENSES:
Selling, general and administrative expenses	108,245	11	—	108,256
Depreciation and amortization	6,338	—	—	6,338

Total operating expenses	114,583	11	—	114,594

OPERATING INCOME (LOSS)	38,158	(11)	—	38,147

LOSS ON EXTINGUISHMENT OF DEBT	(10,340)	—	—	(10,340)
INTEREST EXPENSE	(19,176)	—	7,161	(12,015)
INTEREST INCOME	126	7,161	(7,161)	126
OTHER INCOME	286	287	(287)	286
EQUITY IN EARNINGS OF SUBSIDIARIES	4,650	—	(4,650)	—

Income before income taxes	13,704	7,437	(4,937)	16,204

PROVISION FOR INCOME TAXES	3,746	2,500	—	6,246

NET INCOME	9,958	4,937	(4,937)	9,958

PREFERRED STOCK DIVIDENDS	(27,084)	—	—	(27,084)

NET (LOSS) INCOME APPLICABLE TO COMMON STOCKHOLDERS	$(17,126)	$4,937	$(4,937)	$(17,126)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED)
INTERLINE BRANDS, INC. (A NEW JERSEY CORPORATION) AND THE SUBSIDIARY GUARANTORS
Six Months Ended June 25, 2004

	Company
	Excluding
	Subsidiary	Subsidiary
	Guarantors	Guarantors	Eliminations	Consolidated
	(In thousands)

NET SALES	$357,983	$—	$—	$357,983
COST OF SALES	221,315	—	—	221,315

Gross profit	136,668	—	—	136,668

OPERATING EXPENSES:
Selling, general and administrative expenses	98,330	8	—	98,338
Depreciation and amortization	6,426	—	—	6,426

Total operating expenses	104,756	8	—	104,764

OPERATING INCOME	31,912	(8)	—	31,904

CHANGE IN FAIR VALUE OF INTEREST RATE SWAPS	4,698	—	—	4,698
INTEREST EXPENSE	(26,270)	—	5,976	(20,294)
INTEREST INCOME	33	5,976	(5,976)	33
OTHER INCOME (EXPENSE)	181	181	(181)	181
EQUITY IN EARNINGS OF SUBSIDIARIES	3,968	—	(3,968)	—

Income before income taxes	14,522	6,149	(4,149)	16,522

PROVISION FOR INCOME TAXES	4,314	2,000	—	6,314

NET INCOME	10,208	4,149	(4,149)	10,208

PREFERRED STOCK DIVIDENDS	(26,984)	—	—	(26,984)

NET (LOSS) INCOME APPLICABLE TO COMMON STOCKHOLDERS	$(16,776)	$4,149	$(4,149)	$(16,776)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (UNAUDITED)
INTERLINE BRANDS, INC. (A NEW JERSEY CORPORATION) AND THE SUBSIDIARY GUARANTORS
Six Months Ended July 1, 2005

	Company
	Excluding
	Subsidiary	Subsidiary
	Guarantors	Guarantors	Eliminations	Consolidated
	(In thousands)

OPERATING ACTIVITIES:
Net income	$9,958	$4,937	$(4,937)	$9,958
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	6,338	—	—	6,338
Amortization and write-off of debt issuance costs	3,064	—	—	3,064
Redemption premium on 11.5% senior subordinated notes	8,050	—	—	8,050
Stock based compensation	477	—	—	477
Deferred income taxes	(855)	—	—	(855)
Income tax effect from exercise of stock options	215	—	—	215
Equity in earnings of subsidiaries	(4,937)	—	4,937	—

Changes in assets and liabilities:
Accounts receivable – trade	(17,529)	—	—	(17,529)
Accounts receivable – other	3,519	—	—	3,519
Inventory	(4,407)	—	—	(4,407)
Prepaid expenses and other current assets	(1,401)	—	—	(1,401)
Due from parent	—	(2,384)	2,384	—
Other assets	6	(287)	—	(281)
Accrued interest payable	(1,035)	—	—	(1,035)
Accounts payable	9,194	—	—	9,194
Accrued expenses and other current liabilities	(595)	1	—	(594)
Accrued merger expenses	(206)	—	—	(206)
Income taxes payable	(422)	(2,300)	—	(2,722)
Due to subsidiaries	2,384	—	(2,384)	—
Net cash provided by (used in) operating activities	11,818	(33)	—	11,785

INVESTING ACTIVITIES:
Purchase of property and equipment	(3,900)	—	—	(3,900)
Purchase of business, net of cash acquired	(1,602)	—	—	(1,602)
Net cash used in investing activities	(5,502)	—	—	(5,502)

FINANCING ACTIVITIES:

Increase in revolver and swingline, net	—	—	—	—
Repayment of long-term debt	(70,500)	—	—	(70,500)
Payment of redemption premium on 11.5% senior subordinated notes	(8,050)	—	—	(8,050)
Contribution from Parent, net	3,410	—	—	3,410
Net cash used in financing activities	(75,140)	—	—	(75,140)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(68)	—	—	(68)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(68,892)	(33)	—	(68,925)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	69,110	68	—	69,178

CASH AND CASH EQUIVALENTS, END OF PERIOD	$218	$35	$—	$253

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (UNAUDITED)
INTERLINE BRANDS, INC. (A NEW JERSEY CORPORATION) AND THE SUBSIDIARY GUARANTORS
Six Months Ended June 25, 2004

	Company
	Excluding
	Subsidiary	Subsidiary
	Guarantors	Guarantors	Eliminations	Consolidated
	(In thousands)

OPERATING ACTIVITIES:
Net income	$10,208	$4,149	$(4,149)	$10,208
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	6,426	—	—	6,426
Amortization of debt issuance costs	957	—	—	957
Change in fair value of interest rate swaps	(4,697)	—	—	(4,697)
Interest on shareholder loans	(6)	—	—	(6)
Deferred income taxes	4,294	—	—	4,294
Equity in earnings of subsidiaries	(4,149)	—	4,149	—
Changes in assets and liabilities:
Accounts receivable – trade	(20,339)	—	—	(20,339)
Accounts receivable – other	3,646	—	—	3,646
Inventory	(14,618)	—	—	(14,618)
Prepaid expenses and other current assets	141	—	—	141
Due from parent	—	(5,975)	5,975	—
Other assets	81	(181)	—	(100)
Accrued interest payable	(334)	—	—	(334)
Accounts payable	18,312	(8)	—	18,304
Accrued expenses and other current liabilities	1,369	—	—	1,369
Accrued merger expenses	(183)	—	—	(183)
Income taxes payable	(1,258)	2,000	—	742
Due to subsidiaries	5,975	—	(5,975)	—
Net cash provided by (used in) operating activities	5,825	(15)	—	5,810

INVESTING ACTIVITIES:
Purchase of property and equipment	(3,692)	—	—	(3,692)
Purchase of business, net of cash acquired	(459)	—	—	(459)
Net cash used in investing activities	(4,151)	—	—	(4,151)

FINANCING ACTIVITIES:
Increase in revolver and swingline, net	4,500	—	—	4,500
Repayment of long-term debt	(3,500)	—	—	(3,500)
Payment of debt issuance costs	(307)	—	—	(307)
Net cash provided by financing activities	693	—	—	693

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(93)	—	—	(93)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,274	(15)	—	2,259

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,527	85	—	1,612

CASH AND CASH EQUIVALENTS, END OF PERIOD	$3,801	$70	$—	$3,871

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

This quarterly report contains forward-looking statements that are subject to risks and uncertainties. You should not place undue reliance on those statements because they are subject to numerous uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control. Forward-looking statements include information concerning our possible or assumed future results of operations, including descriptions of our business strategy. These statements often include words such as “may,” “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate” or similar expressions. These statements are based on assumptions that we have made in light of our experience in the industry as well as our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate under the circumstances. As you read and consider this quarterly report, you should understand that these statements are not guarantees of performance or results. They involve risks, uncertainties and assumptions. Although we believe that these forward-looking statements are based on reasonable assumptions, you should be aware that many factors could affect our actual financial results or results of operations and could cause actual results to differ materially from those in the forward-looking statements. These factors include:

•                  material facilities and systems disruptions and shutdowns,

•                  our ability to purchase products from suppliers on favorable terms,

•                  our ability to accurately predict market trends,

•                  product cost and price fluctuations due to market conditions or foreign currency fluctuations,

•                  failure to locate and acquire acquisition candidates,

•                  failure to successfully integrate acquired businesses,

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

Overview

As a leading national distributor and direct marketer of over 45,000 specialty MRO products, we sell to over 150,000 active customer accounts. Our highly diverse customer base includes facilities maintenance customers, professional contractors and specialty distributors. Our customers range in size from individual contractors and independent specialty distributors or hardware stores to apartment management companies and national purchasing groups.

We market and sell our products primarily through eight distinct and targeted brands. Our multi-brand operating model, which we believe is unique in the industry, allows us to use a single platform to deliver tailored products and services to meet the individual needs of each respective customer group served. We reach our markets using a variety of sales channels, including a direct sales force of field sales representatives, telesales representatives, a direct marketing program, brand-specific e-commerce websites and a national accounts sales program.

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

Revenue Recognition

While our recognition of revenue is predominantly derived from routine transactions and does not involve significant judgment, revenue recognition represents an important accounting policy for us.  We recognize a sale when the product has been shipped and risk of loss has passed to the customer, collection of the resulting receivable is probable, persuasive evidence of an arrangement exists, and the price is fixed or determinable.  Sales are recorded net of estimated discounts, rebates and returns.  A portion of our sales is delivered direct from the manufacturer.  These direct-shipment sales are recorded on a gross basis, with the corresponding cost of goods sold, in accordance with the guidance in EITF 99-19, Reporting Revenues Gross as a Principal verses Net as an Agent.  We provide limited product return and protection rights to certain customers.  We accrue product return reserves and warranty obligations.  A provision is made for estimated product returns based on sales volumes and our experience.  Actual returns have not varied materially from amounts provided historically.

Estimating Allowances for Doubtful Accounts

We maintain allowances for doubtful accounts for estimated losses resulting from our inability to collect outstanding amounts from customers. The allowances include specific amounts for those accounts that are likely to be uncollectible, such as accounts of customers in bankruptcy and general allowances for those accounts that management currently believes to be collectible but later become uncollectible. Estimates are used to determine the allowances for bad debts and are based on historical collection experience, current economic trends, credit worthiness of customers and changes in customer payment terms. Adjustments to credit limits are made based upon payment history and our customers’ current credit worthiness. If the financial condition of our customers were to deteriorate, allowances may be needed that will increase selling, general and administrative expenses and decrease accounts receivable.  At July 1, 2005 the allowance for doubtful accounts totaled $7.3 million.

Estimating Write-Offs for Excess and Obsolete Inventory

Inventories are valued at the lower of cost or market. We determine inventory cost using the average cost method. We adjust inventory for excess and obsolete inventory and for the difference by which the cost of the inventory exceeds the estimated market value. In order to determine the adjustments, management reviews inventory quantities on hand, slow movement reports and sales history reports. Management estimates the required adjustment based on estimated demand for products and market conditions. To the extent historical results are not indicative of future results and if events occur that affect our relationships with suppliers or the salability of our products, additional write-offs may be needed that will increase our cost of sales and decrease inventory.

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

Overview.  During the second quarter of 2005 we achieved record revenue.  Sales increased 9.9% to $203.7 million in the second quarter compared to $185.4 million in the prior year period, with the same number of shipping days in each period.  Our continued revenue growth is a reflection of improving market conditions and the success of several sales growth initiatives put in place over the last six quarters.  An increasing component of our top line growth in the second quarter came from new product initiatives, such as the expansion of our capabilities to sell and distribute HVAC equipment.  Sales of this equipment, and including other larger items such as appliances and water heaters, taken as a whole, have increased over the prior year period at a rate exceeding 30%.  These three product groups have a higher average sales price than our average stock-keeping units and generally come at lower gross margins.  Our gross margin percentage on these three specific product groups has increased compared to the prior year period.  Primarily as a result of sales mix our consolidated gross margin percentage declined in the period by approximately 30 basis points.  We continued to benefit from operating expense leverage in the areas of freight, distribution center labor and occupancy costs which offset the sales mix driven gross margin change.  As a result, operating income increased by 12.0% over the comparable prior year period.

Three Months Ended July 1, 2005 Compared to Three Months Ended June 25, 2004

Net Sales.  Our net sales increased by $18.3 million, or 9.9%, to $203.7 million in the three months ended July 1, 2005 from $185.4 million in the three months ended June 25, 2004.  There were the same number of shipping days in both periods.  The sales increase was largely attributable to continued strong demand for our products, new sales and growth initiatives, and the success of new product introductions.  Our strongest sales growth this quarter was 13.3% in the professional contractor market, followed by 10.5% sales growth in the facilities maintenance market and 4.0% sales growth in the specialty distributor market.

Gross Profit.  Gross profit increased by $6.3 million, or 8.9%, to $77.3 million in the three months ended July 1, 2005 from $70.9 million in the three months ended June 25, 2004.  Gross profit margins decreased to 37.9% for the three months ended July 1, 2005 compared to 38.3% for the three months ended June 25, 2004.  This decline in our gross profit margins is a result of increased sales of large equipment items, such as appliances, water heaters and HVAC equipment, which generally carry lower gross profit margins.

Selling, General and Administrative Expenses.  SG&A expenses increased by $4.4 million, or 8.9%, to $54.5 million in the three months ended July 1, 2005 from $50.1 million in the three months ended June 25, 2004.  Certain expenses within SG&A, such as the costs of running distribution centers, delivery expenses and selling expenses fluctuate with sales volume.  The increase in SG&A expenses included these increases as well as increased investment in new sales and marketing initiatives.  SG&A expenses as a percentage of sales improved approximately 20 basis points to 26.8% in the three months ended July 1, 2005 from 27.0% in the three months ended June 25, 2004.  This improvement in operating leverage is a result of improved operating efficiencies at our regional distribution centers – specifically distribution center labor and freight costs– as well as the benefit of increased sales on our fixed cost infrastructure, partially offset by our continued investment in our growth initiatives.

Depreciation and Amortization.  Depreciation and amortization expense decreased by $0.2 million, or 6.4%, to $3.2 million in the three months ended July 1, 2005 from $3.4 million in the three months ended June 25, 2004.

Operating Income.  As a result of the foregoing, operating income increased by $2.1 million, or 12.0%, to $19.5 million in the three months ended July 1, 2005 from $17.4 million in the three months ended June 25, 2004.  As a percent of sales, operating income increased to 9.6% in the current quarter from 9.4% in the comparable prior year period.

Change in Fair Value of Interest Rate Swaps.  Our interest rate swaps were terminated at the time of our Parent’s IPO in December 2004.  As such, changes in fair value of interest rate swaps were zero in the three months ended July 1, 2005 compared to a gain of $3.6 million in the three months ended June 25, 2004.  These gains are related to changes in the market value of our interest rate swap instruments. The non-cash gains were attributable to changes in market conditions, including but not limited to fluctuations in interest rates, general market volatility, and the remaining tenor of our instruments.

Interest Expense.  Interest expense decreased by $4.4 million in the three months ended July 1, 2005 to $5.7 million from $10.1 million in the three months ended June 25, 2004.  The net decrease was attributed to lower debt balances associated with the early extinguishment of $70.0 million of the 11.5% senior subordinated notes in January 2005 and the pay down of $31.3 million of our term loan, as well as lower interest expense associated with the termination of our interest rate swaps and the write-off of deferred financing costs – all associated with our Parent’s IPO.

Provision for Income Taxes.  The provision for income taxes was $5.3 million in the three months ended July 1, 2005 compared to a provision of $4.0 million in the three months ended June 25, 2004. The effective tax rate for the three months ended July 1, 2005 was 38.4% compared to 36.7% in the three months ended June 25, 2004.  The increase in the effective tax rate was due primarily to lower state income taxes during the three months ended June 25, 2004.

Six Months Ended July 1, 2005 Compared to Six Months Ended June 25, 2004

Net Sales.  Our net sales increased by $42.2 million, or 11.8%, to $400.2 million in the six months ended July 1, 2005 from $358.0 million in the six months ended June 25, 2004.  During 2005 we had one more shipping day than during the prior year period.  Average daily sales increased 10.9% to $3.1 million in the six months ended July 1, 2005 compared to $2.8 million in the six months ended June 25, 2004.  The sales increase was largely attributable to improved demand for our products, new sales and growth initiatives, and to new product introductions.  Average daily sales growth for the six months ended July 1, 2005 was 15.9% in the professional contractor market, followed by 10.9% sales growth in the facilities maintenance market and 4.4% sales growth in the specialty distributor market.

Gross Profit.  Gross profit increased by $16.1 million, or 11.8%, to $152.7 million in the six months ended July 1, 2005 from $136.7 million in the six months ended June 25, 2004.  Gross profit margins remained steady at 38.2% for the six months ended July 1, 2005 and June 25, 2004.  Gross profit margins in certain product categories improved due to the success of our private label program, improved pricing from suppliers, and increased efficiencies at our national distribution center.   These benefits were offset by the increase in sales of lower margin products such as appliances, water heaters and HVAC equipment.

Selling, General and Administrative Expenses.  SG&A expenses increased by $9.9 million, or 10.1%, to $108.3 million in the six months ended July 1, 2005 from $98.3 million in the six months ended June 25, 2004.  Certain expenses within SG&A, such as the costs of running distribution centers, delivery expenses and selling expenses fluctuate with sales volume.  The increase in SG&A expenses included these increases as well as continuing investments in new sales and marketing initiatives.  SG&A expenses as a percentage of sales improved 40 basis points to 27.1% in the six months ended July 1, 2005 from 27.5% in the six months ended June 25, 2004.  This improvement in operating leverage is a result of improved operating efficiencies at our regional distribution centers – specifically distribution center labor and freight costs – as well as the benefit of increased sales on our fixed cost infrastructure, partially offset by our continued investment in our growth initiatives.

Depreciation and Amortization.  Depreciation and amortization expense decreased by $0.1 million, or 1.4%, to $6.3 million in the six months ended July 1, 2005 from $6.4 million in the six months ended June 25, 2004.

Operating Income.  As a result of the foregoing, operating income increased by $6.2 million, or 19.6%, to $38.1 million in the six months ended July 1, 2005 from $31.9 million in the six months ended June 25, 2004.  As a percent of sales, operating income increased to 9.5% in the first six months from 8.9% in the comparable prior year period.

Change in Fair Value of Interest Rate Swaps.  Our interest rate swaps were terminated at the time of our Parent’s IPO in December 2004.  As such, changes in fair value of interest rate swaps were zero in the six months ended July 1, 2005 compared to a gain of $4.7 million in the six months ended June 25, 2004.  Theses gains are related to changes in the market value of our interest rate swap instruments. The non-cash gains were attributable to changes in market conditions, including but not limited to fluctuations in interest rates, general market volatility, and the remaining tenor of our instruments.

Interest Expense.  Interest expense decreased by $8.3 million in the six months ended July 1, 2005 to $12.0 million from $20.3 million in the six months ended June 25, 2004.  The net decrease was attributed to lower debt balances associated with the early extinguishment of $70.0 million of our 11.5% senior subordinated notes in January 2005 and the pay down of $31.5 million of our term loan, as well as lower interest expense associated with the termination of our interest rate swaps and the write-off of deferred financing costs – all associated with our Parent’s IPO.

Loss on Extinguishment of Debt.  As part of our Parent’s IPO, we redeemed $70.0 million of the 11.5% senior subordinated notes in January 2005.  This redemption was made 30 days after the closing of our Parent’s IPO, in accordance with the redemption provision of the indenture governing the notes.  In connection with the redemption, we recorded a $10.3 million loss on the early extinguishment of debt in the first quarter of 2005, consisting of an $8.1 million redemption premium and $2.3 million write-off of deferred financing costs.

Provision for Income Taxes.  The provision for income taxes was $6.2 million in the fiscal six months ended July 1, 2005 compared to a provision of $6.3 million in the six months ended June 25, 2004. The effective tax rate for the six months ended July 1, 2005 was 38.5% compared to 38.2% in the six months ended June 25, 2004. The increase in the effective tax rate was due primarily to a decrease in our state income taxes and foreign income taxes partially offset by an increase in non-deductible expenses.

Liquidity and Capital Resources

As of July 1, 2005, we had approximately $92.1 million of availability under our $100.0 million revolving credit facility.  Historically, our capital requirements have been for debt service obligations, working capital requirements, acquisitions, the expansion and maintenance of our distribution network, and upgrades of our proprietary information systems.  We expect this to continue in the foreseeable future.  Historically, we have funded these requirements through internally generated cash flow and funds borrowed under our credit facility.  We expect our cash flow from operations and the loan availability under our credit facility to be our primary source of funds in the future.  Letters of credit, which are issued under the revolving loan facility under our credit facility, are used to support payment obligations incurred for our general corporate purposes.  As of July 1, 2005, we had $7.9 million of letters of credit issued under the credit facility.  Interest on our 11.5% senior subordinated notes due 2011 is payable each May 15 and November 15.  With respect to borrowings under our credit facility, we have the option to borrow at an adjusted LIBOR or an alternative base rate.  Interest on the credit facility is generally payable quarterly, and with respect to any LIBOR borrowings, on the last day of the interest period applicable to the term of the borrowing.

Net cash provided by operating activities was $11.8 million for the six months ended July 1, 2005 compared to net cash provided by operating activities of $5.8 million in the six months ended June 25, 2004.  Net cash provided by operating activities for the six months ended July 1, 2005 was higher than the prior year period primarily as a result of our increase in operating income of $6.2 million and changes in our core working capital of $3.9 million.  This was partially offset by the changes in all other assets and liabilities.  In addition, we had lower cash interest expense of $8.6 million, resulting from our lower average debt balances, which were reduced using proceeds from our Parent’s IPO transaction, and higher cash taxes of $9.3 million, due to timing of income tax payments.

Net cash used in investing activities was $5.5 million in the six months ended July 1, 2005 compared to $4.2 million in the six months ended June 25, 2004.  Net cash used in investing activities in the six months ended July 1, 2005 and the six months ended June 25, 2004 were primarily attributable to capital expenditures made in the ordinary course of business and costs related to purchases of businesses.

Net cash used in financing activities totaled $75.1 million for the six months ended July 1, 2005 compared to net cash provided by financing activities of $0.7 million in the six months ended June 25, 2004.  Net cash used in financing activities for the six months ended July 1, 2005 was primarily attributable to our repayment of $70.0 million of our senior subordinated notes and $8.1 million in related redemption premiums partially offset by $2.3 million received in January 2005 for the over-allotment shares sold to underwriters, net of expenses, in conjunction with our Parent’s December 2004 IPO and $1.7 million of proceeds received from the exercise of stock options.

As of July 1, 2005, other than the redemption of $70.0 million of the 11.5% senior subordinated notes as described above, our contractual obligations and other contractual commitments have not changed materially outside the ordinary course of business since December 31, 2004.

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

We used $31.3 million of the proceeds to partially repay the term loan under our credit facility.  We amended our senior credit facility to allow for the IPO and reduce our applicable rate in respect to any term loans from LIBOR plus 3.50% to LIBOR plus 2.25%.  In conjunction with this amendment, we incurred $1.1 million of debt issuance costs.  In December 2004 we also used $4.6 million of the proceeds to terminate the interest rate swap agreements.  In January 2005 we used $70.0 million of the proceeds from the IPO to partially redeem the 11.5% senior subordinated notes.  In connection with the redemption, in January 2005 we paid $8.1 million of premiums for early redemption of the 11.5% senior subordinated notes and recorded a $10.3 million loss on the early extinguishment of debt, which included a charge for write-off of unamortized debt issuance costs in the amount of $2.3 million.

Capital Expenditures

Capital expenditures were $3.9 million in the six months ended July 1, 2005 compared to $3.7 million in the six months ended June 25, 2004.  Capital expenditures as a percentage of sales were 1.0% in both periods.

Liquidity

Our principal working capital need is for inventory and trade accounts receivable, which have generally increased with the growth in our business.  Our principal sources of cash to fund our working capital needs are cash generated from operating activities and borrowings under our revolving credit facility.

Credit Facility

We entered into a credit facility on May 29, 2003, which was amended as of December 19, 2003, and amended again on December 21, 2004 in connection with our Parent’s IPO Transactions.  We also amended our credit facility on July 7, 2005, to permit the incurrence of an additional $50.0 million term loan, having substantially the same terms as the existing term loan in connection with the Copperfield acquisition.  On August 8, 2005, we again amended our credit facility to lower the interest rate spreads applicable to the additional $50.0 million term loan.  The amended credit facility provides for aggregate commitments of $250.0 million, consisting of (1) a revolving loan facility of $100.0 million, of which a portion not exceeding $20.0 million will be available in the form of letters of credit, and (2) a term loan facility of $150.0 million.  Borrowings under the amended term loan facility and revolving loan facility bear interest, at our option, at either adjusted LIBOR or at the alternate base rate plus a spread. Outstanding letters of credit under the revolving loan facility are subject to a per annum fee equal to the applicable spread over adjusted LIBOR for revolving loans. The indebtedness under the amended credit facility is guaranteed by our Parent and our domestic subsidiaries.  The amended term loan facility has a maturity of December 31, 2010, and the revolving loan facility has a maturity of May 31, 2008.

On July 7, 2005, we used the proceeds from the additional $50.0 million term loan and $20.0 million of borrowings under the revolving loan facility to fund the Copperfield acquisition.  As of July 1, 2005, after giving effect to the Copperfield acquisition as if it occurred on that date, we had $149.5 million aggregate principal outstanding under the term loan facility.

During the six months ended July 1, 2005 we borrowed periodically on our revolving credit facility to accommodate our daily working capital needs. The weighted average daily outstanding balance during the six-month period was $10.2 million, with ordinary course borrowings ranging from $0.0 million to $22.0 million.

As of July 1, 2005, we had $7.9 million of letters of credit issued under the revolving loan facility and $99.5 million aggregate principal outstanding under the term loan facility.

We believe that cash flow from operations and available borrowing capacity under our new credit facility will be adequate to finance our ongoing operational cash flow needs and debt service obligations for the next twelve months.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are aware of the potentially unfavorable effects inflationary pressures may create through higher asset replacement costs and related depreciation, higher interest rates and higher product and material costs.  We seek to minimize the effects of inflation and changing prices through economies of purchasing and inventory management resulting in cost reductions and productivity improvements as well as price increases to maintain reasonable profit margins.  Management believes that while inflation has historically been moderate the company and its markets have been impacted over the past year by rising raw material prices and resulting supplier cost increases.  These increases have generally served to increase sales results.

The majority of our purchases from foreign-based suppliers is from China and other countries in Asia and is transacted in U.S. dollars.  On July 21, 2005, the People’s Bank of China announced that the yuan will no longer be pegged to the U.S. dollar, but will be allowed to float in a band (and to a limited extent, increase in value) against a basket of foreign currencies, a move that increases the risk that Chinese-sourced products could become more expensive for us.

Derivative Financial Instruments

Periodically, we enter into derivative financial instruments, including interest rate exchange agreements, or swaps, to manage our exposure to fluctuations in interest rates on our debt.  As of July 1, 2005, we did not have any interest rate swap exchange agreements, or swaps.  Under our former swap agreements, we pay a fixed rate on the notional amount to our banks and the banks pay us a variable rate on the notional amount equal to a base LIBOR rate.  Our derivative activities, all of which are for purposes other than trading, are initiated within the guidelines of corporate risk-management policies.

We periodically evaluate the costs and benefits of any changes in our interest rate risk.  Based on such evaluation, we may enter into new interest rate swaps to manage our interest rate exposure.

ITEM 4. CONTROLS AND PROCEDURES.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of July 1, 2005. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of July 1, 2005, our disclosure controls and procedures were: (1) designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our Chief Executive Officer and Chief Financial Officer by others within those entities, particularly during the period in which this report was being prepared, and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended July 1, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

We are involved in various legal proceedings that have arisen in the ordinary course of our business and have not been fully adjudicated. These actions, when ultimately concluded and determined, will not, in the opinion of management, have a material effect upon our consolidated financial position, results of operations or liquidity.

ITEM 5. OTHER INFORMATION.

Bonus Program

On May 26, 2005, the Compensation Committee of the Board of Directors of Interline Delaware approved a bonus program and performance measures and goals for the payment to bonuses for the fiscal year ending December 30, 2005. All of the Company’s executive officers are eligible to participate in this bonus program. The key performance measures selected by the Compensation Committee for this 2005 bonus program are (i) earnings per share (EPS) and (ii) tangible return on invested capital (Tangible ROIC), which is a function of the Company’s adjusted EBITDA, average core working capital and average property and equipment. In each case the Compensation Committee retains discretion to adjust the performance measures to exclude the effects of certain events and transactions.

The Company’s executive officers are each eligible to earn a bonus under the 2005 bonus program, as provided in their respective employment agreements, pursuant to which executives could earn bonuses between 30% and 120% of their annual base salary. Under the program, the Compensation Committee retains discretion to adjust bonuses in excess of these amounts in the event of superior performance above the targeted performance measures with no individual bonus exceeding 200% of annual base salary.

Credit Facility

On August 8, 2005, we amended our credit facility to lower the interest rate spreads applicable to the additional $50.0 million term loan.

ITEM 6. EXHIBITS.

The following exhibits are being filed as part of this Quarterly Report on Form 10-Q:

10.1

Amendment No. 1, dated as of August 8, 2005, to the Amended and Restated Credit Agreement dated as of December 21, 2004, among Interline Delaware, the Company, the lenders party thereto and Credit Suisse, Cayman Islands Branch, as Administrative Agent (furnished herewith).

10.53

Incremental Facility Amendment, dated as of July 7, 2005, among Interline Delaware, the Company, the lenders named thereto and Credit Suisse, Cayman Islands Branch as Administrative Agent (incorporated by reference to exhibit 10.53 to the Company’s Registration Statement on form S-1/A filed on July 22, 2005).

10.55

Employment Agreement, dated as of July 22, 2005, between the Company and Thomas J. Tossavainen (incorporated by reference to exhibit 10.55 to Interline Delaware’s Registration Statement on form S-1/A filed on August 1, 2005).

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

Date: August 11, 2005

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

INTERLINE BRANDS, INC.

	BY:	/s/ THOMAS J. TOSSAVAINEN
Thomas J. Tossavainen
Chief Financial Officer

(Duly Authorized Signatory and Principal Financial Officer)

Date: August 11, 2005