Form 10-K
period 2005-12-30
INTERLINE BRANDS INC
filed 2006-03-16
CIK 1250189

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 30, 2005
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission file number:  001-106801

INTERLINE BRANDS, INC.

(Exact name of registrant as specified in its charter)

New Jersey	22-2232386
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

801 West Bay Street, Jacksonville, Florida	32204
(Address of principal executive offices)	(Zip Code)

(904) 421 1400

(Registrant’s telephone number, including area code)

None

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	Not applicable

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes    ☐  No   ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.   Yes   ☐  No   ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   ☒  No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes   ☐  No   ☒

As of July 1, 2005, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $0. All common stock of the registrant is held by its parent.

Indicate by check mark whether the registrant meets the conditions set forth in General Instructions I(1)(a) and (b) of Form 10-K and is therefore filing this Form 10-K with the reduced disclosure format. Yes   ☒  No   ☐

DOCUMENTS INCORPORATED BY REFERENCE
None

ii

PART I

ITEM 1.                Business

Our Background

We are the 100% owned subsidiary of Interline Brands, Inc, a Delaware corporation (NYSE: IBI), which we refer to as “Parent” or “Interline Delaware.” We were incorporated in 1978 as Wilmar Industries, Inc. a New Jersey corporation, and initially focused on marketing and distributing maintenance, repair and operations, or “MRO”, products to multi-family housing facilities. In January 1996, Wilmar Industries successfully completed an initial public offering. From 1996 through 1999, we acquired several MRO distribution companies, including the Sexauer Group.

In May 2000, an investor group consisting of affiliates of Parthenon Capital, Chase Capital Partners (now known as J.P. Morgan Partners, LLC, or JPMorgan Partners), The Chase Manhattan Bank (now known as JPMorgan Chase Bank) as trustee for First Plaza Group Trust (a General Motors Pension Fund), Sterling Investment Partners, L.P., and certain other investors, including members of management, acquired Wilmar in a buy-out of the public shareholders of Wilmar pursuant to a going-private merger and recapitalization transaction, which we refer to as “the Going-Private Transaction.”

In September 2000, we completed our acquisition of Barnett Inc., which we refer to as the “Barnett Acquisition”, and in June 2001, we were renamed Interline Brands, Inc. In November 2003, we acquired Florida Lighting, a direct marketer and distributor of lighting and electrical products based in Pompano Beach, Florida. In December 2004, as a result of a reincorporation merger in connection with our Parent’s Initial Public Offering, or IPO, we became the 100% owned subsidiary of Interline Delaware, a holding company for the Interline group of businesses. The reincorporation merger is described in more detail below under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—The Reincorporation Merger and Related Transactions.”  In July 2005, as part of our acquisition strategy, we acquired CCS Enterprises, Inc., which we refer to as “Copperfield.” Copperfield is a national distributor and direct marketer of specialty ventilation and chimney maintenance products and is headquartered in Fairfield, Iowa. (See “Significant Transactions” in the accompanying notes to the audited consolidated financial statements.)

In this document, unless otherwise indicated, “we” refers to Interline Brands, Inc., a New Jersey corporation, and its consolidated subsidiaries.

Our Company

We are a leading national distributor and direct marketer of specialty MRO products. We stock over 50,000 plumbing, electrical, hardware, security hardware, heating, ventilation and air conditioning and other MRO products and sell to approximately 160,000 active customer accounts. Our products are primarily used for the repair, maintenance, remodeling and refurbishment of properties and non-industrial facilities. We are able to realize higher operating margins by focusing on repair, maintenance, remodeling and refurbishment customers, who generally make smaller, more frequent purchases and require high levels of service. Our diverse customer base includes facilities maintenance customers, which consist of multi-family housing, educational, lodging and health care facilities; professional contractors who primarily repair and maintain properties and non-industrial facilities; and specialty distributors, including plumbing and hardware retailers. Our customers range in size from individual contractors and independent hardware stores to apartment management companies and national purchasing groups.

We market and sell our products primarily through nine distinct and targeted brands, each of which is nationally recognized in the markets we serve for providing premium products at competitive prices with reliable same-day or next-day delivery. Wilmar, Sexauer and Maintenance USA brands generally serve our facilities maintenance customers; Barnett, U.S. Lock, Sun Star and Copperfield brands generally serve our professional contractor customers; and Hardware Express and AF Lighting brands generally serve our specialty distributors customers. Our multi-brand operating model, which we believe is unique in the industry, allows us to use a single platform to deliver tailored products and services to meet the individual needs of each respective customer group served. We reach our markets using a variety of sales channels, including a sales force of approximately 400 field sales representatives, over 370 telesales and customer service representatives, a direct marketing program of approximately five million pieces annually, brand-specific websites and a national accounts sales program. We deliver our products through our network of 53 regional distribution centers, 21 professional contractor showrooms located throughout the United States and Canada, a national distribution center, or NDC, in Nashville, Tennessee, 13 vendor managed inventory locations at large professional contractor customer locations, and a dedicated fleet of trucks. Our broad distribution network allows us the ability to provide reliable, same-day or next-day delivery service to 98% of the U.S. population.

Our common information technology and logistics platform supports our major business functions, allowing us to market and sell our products at varying price points depending on the customer’s service requirements. While we market our products under a variety of branded catalogs, generally our brands draw from the same inventory within common distribution centers and share associated employee and transportation costs. In addition, we have centralized marketing, purchasing and catalog production operations to support our brands. We believe that our common information technology and logistics platform also benefits our customers by allowing us to offer a broad product selection at highly competitive prices while maintaining the unique customer appeal of each of our targeted brands. Overall, our common operating platform has enabled us to improve customer service, maintain lower operating costs, efficiently manage working capital and support our growth initiatives.

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

Within the MRO distribution industry, we focus on serving customers in three principal end markets: facilities maintenance, professional contractors and specialty distributors. Our customers are primarily engaged in the repair, maintenance, remodeling and refurbishment of properties and non-industrial facilities, as opposed to new construction projects or the maintenance of heavy industrial facilities and machinery. Our facilities maintenance customers are individuals and entities responsible for the maintenance and repair of various commercial properties, including apartment buildings, schools, hotels and health care facilities. Our professional contractor customers buy our products to provide plumbing, electrical, heating, ventilation and air conditioning (“HVAC”), and mechanical services to their residential and commercial customers. Our specialty distributor customers consist primarily of hardware stores and small plumbing and electrical distributors that purchase our products for resale.

As MRO customers grow in size and sophistication, they continue to seek new ways to generate additional efficiencies. The application of information technology to supply chain management has become increasingly important for this purpose. We believe that our supply chain management solutions result in material savings for our MRO customers. For example, we offer our customers the option of receiving invoices electronically. For customers that place frequent orders and have the ability to receive electronic invoices, this program can dramatically reduce ordering costs by eliminating invoice handling and automating the matching and payment process. We believe that by offering services such as electronic purchasing and invoicing, which remove transaction costs from the supply chain, we encourage our customers to use us as their single source for MRO supplies.

Our Products

We distribute over 50,000 standard and specialty MRO products in a number of product categories, including plumbing, electrical, hardware, HVAC, security hardware, appliances and parts, janitorial chemicals and sanitary supplies, window and floor coverings and paint and paint accessories. We offer a broad range of brand name and private label products.

Product Categories

The approximate percentages of our net sales for the twelve months ended December 30, 2005 by product category were as follows:

Product Category	Percentage of Net Sales
Plumbing	42%
Electrical	14%
Heating, Ventilation and Air Conditioning	12%
Security	6%
Hardware	6%
Appliances	6%
Other	14%
Total	100%

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

Heating, Ventilation and Air Conditioning Products.   We offer a variety of HVAC products, including condenser units, thermostats, fans and motors. Some of these are brand name products of manufacturers such as York and Janitrol and some are our own private label products, such as Centurion air conditioners and Copperfield specialty ventilation and chimney maintenance products.

Security Products.   We sell a broad range of security hardware products, from individual lock-sets to computerized master-key systems. We sell a number of brand name products of leading security hardware manufacturers, including Kwikset and Schlage. We also sell a number of private label security hardware products, such as U.S. Lock hardware, Legend locks and Rx master keyways.

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

Private Label Products

Our size and reputation have enabled us to develop and market various lines of private label products, which we believe offer our customers high quality, low-cost alternatives to the brand name products we sell. Third-party manufacturers, primarily in China and Southeast Asia, using our proprietary branding and packaging design, manufacture our private label products to our specifications. Our sales force, catalogs and promotional flyers emphasize the comparative value of our private label products. Since our private label products are typically less expensive for us to purchase from suppliers, we are able to improve our profit margin with the sale of these products, despite the fact that we sell them to our customers at a discount to our non-private label product offerings. In addition, we have found that we develop strong relationships with our private label customers and generate increased repeat business, as private label customers generally return to us for future service and replacement parts on previously purchased products.

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

Our Brands

We market and sell products to our customers primarily through nine distinct and targeted brands: Wilmar®, Sexauer®, Maintenance USA®, Barnett®, Hardware Express®, U.S. Lock®, SunStar®, Copperfield™ and AF Lighting™. Each of our brands is focused on serving a particular customer group. Wilmar, Sexauer and Maintenance USA brands generally serve facilities maintenance customers; Barnett, U.S. Lock, SunStar and Copperfield brands generally serve our professional contractor customers and Hardware Express and AF Lighting brands generally serve our specialty distributor customers. Our brands are distinguished not only by the type of products offered, but also by the levels of service provided to customers. We have brands that market a wide range of product categories, such as Maintenance USA, as well as brands that specialize in a particular group of products, such as U.S. Lock, SunStar, Copperfield and AF Lighting. We have brands that market complementary services to our customers, including inventory management and technical assistance, and brands that offer products without support services. We believe that our mix of brands allows us to effectively compete for a broad range of customers across our industry, regardless of their product requirements, preferred sales channels or service needs.

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

Wilmar.   Our Wilmar brand specializes in sales of maintenance products to the multi-family housing market. Through its master catalog, Wilmar is able to act as a one-stop shopping resource for multi-family housing maintenance managers by offering one of the industry’s most extensive selections of standard and specialty plumbing, hardware, electrical, janitorial and related products. Wilmar provides same-day or next-day delivery in local markets served by our distribution centers, and ships by parcel delivery services or other carriers to other areas. We sell Wilmar products primarily through field sales representatives, as well as through direct marketing and telesales. We have also successfully launched a national accounts program at Wilmar by adding national account managers who market to high level officers at real estate investment trusts, or REITs, and other property management companies. Through this program, we assist large multi-location customers in reducing total supply chain costs.

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

Maintenance USA.   Through our Maintenance USA brand, we offer a broad portfolio of MRO products to facilities, including multi-family housing, lodging and institutional customers. Since Maintenance USA sells our products exclusively through telesales and direct marketing, it represents a low cost supply alternative to smaller property managers and more cost-conscious customers requiring minimal support services.

Professional Contractor and Specialty Distributor Brands

We serve our professional contractor customers through our Barnett, U.S. Lock, SunStar and Copperfield brands and our specialty distributor customers through our Hardware Express and AF Lighting brands. Professional contractors generally purchase our products for specific job assignments and/or to resell the product to end-customers.

Barnett.   Our Barnett brand markets and sells a broad range of MRO products to professional contractors, including plumbing, electrical, building and HVAC contractors, typically for repair and remodeling applications. The Barnett brand also sells its products to specialty distributors, which are generally smaller and carry fewer products than Barnett. Sales are made primarily through catalogs, telesales and direct marketing. In addition, Barnett has field sales representatives and regional sales managers in select markets throughout the United States. Customers can also receive technical support and assistance in selecting products by calling our customer service centers. In addition to next-day delivery, Barnett also offers customers the convenience of a network of local professional contractor showrooms or Pro Centers.

U.S. Lock.   Our U.S. Lock brand sells security hardware products to professional locksmiths. Our primary marketing vehicle for U.S. Lock products is our U.S. Lock dealer program, in which professional locksmiths receive incentives such as rebates and favored pricing on proprietary items in return for paying an annual membership, guaranteeing annual purchase volume, displaying our U.S. Lock logo in their stores and assisting in other promotional activities. Sales are made primarily through catalog, telesales and direct marketing.

Copperfield.   Our Copperfield brand markets and sells specialty ventilation and chimney maintenance products to chimney professionals and hearth retailers, through direct marketing, outbound telesales and field sales representatives. Copperfield offers more than 5,000 brand name and private label repair and replacement items including chimney replacement and relining products, specialty ventilation components, hearth products and gas and electrical appliances and an assortment of gas and solid fuel burning appliances.

Hardware Express.   Our Hardware Express brand markets and sells our full range of products primarily to retail hardware stores. While Hardware Express customers may order our products for general inventory purposes, we also specialize in working with independent stores to sell our private label brand products through custom designed retail display sets. We believe that our retail hardware store customers prefer our private label products because they are priced more competitively than non-private label products. In addition, our retail display program enables our hardware customers to present an entire line of products in a professional and organized manner. Hardware Express sells its products through a catalog, supplemented by direct marketing and telesales personnel, and a specialty display sales program of private label products which is coordinated by field sales representatives.

SunStar/AF Lighting.   Our SunStar and AF Lighting brands sell residential lighting and electrical products to electrical contractors, electrical products to electrical distributors, lighting showrooms and mass merchants through direct marketing, outbound telesales and a network of manufacturer’s representatives.

Sales and Marketing

We market our products nationally and internationally through a variety of channels. The majority of our sales to facilities maintenance customers are made through field sales representatives, and the majority of our sales to professional contractors and specialty distributors are made through telesales supported by catalog and promotional mailings, and field sales in major metropolitan markets. We also serve our facilities maintenance and professional contractor customers with brand-specific websites, though the majority of customer orders are received through the other channels discussed above. For a more detailed description of our approach to e-commerce, see “Management Information System.”

Our marketing strategy involves targeting our marketing channels and efforts to specific customer groups. As a result of our long-standing relationships with customers, we have been able to assemble a database of customer purchasing information, such as end market purchasing trends, product and pricing preferences and support service requirements. In addition, we are able to track information such as customer retention and reactivation as well as new account acquisition costs. We are also able to track the success of a particular marketing effort once it is implemented by analyzing the purchases of the customers targeted by that effort. Our information systems allow us to use this data to develop more effective sales and marketing programs. For example, our understanding of the preferences of our large, multi-family housing customers led to our development of a national accounts program, through which field sales representatives focus on developing contacts with national accounts. We will continue to leverage our customer knowledge and shared brand information system to develop successful sales and marketing strategies.

Field Sales Representatives

Our direct sales force markets and sells to all levels of the customer’s organization, including senior property management executives, local and regional property managers, on-site maintenance managers, and owners and managers of professional plumbing, electrical and HVAC contractors. Our direct sales force marketing efforts are designed to establish and solidify customer relationships through frequent contact, while emphasizing our broad product selection, reliable same-day or next-day delivery, high level of customer service and competitive pricing.

We maintain one of the largest direct sales forces in our industry, with approximately 400 field sales representatives covering markets throughout the United States, Canada and Central America. We have found that we obtain a greater percentage of our customers’ overall spending on MRO products in markets serviced by local sales representatives, particularly in regions where these representatives are supported by a nearby distribution center that enables same-day or next-day delivery of our product line.

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

Telesales

Our telesales operation has been designed to make ordering our products as convenient and efficient as possible. We divide our telesales staff into outbound and inbound groups. Our outbound telesales representatives are responsible for maintaining relationships with existing customers and prospecting for new customers. These representatives are assigned individual accounts in specified territories and have frequent contact with existing and prospective customers in order to make telesales presentations, notify customers of current promotions and encourage additional purchases. Our inbound telesales representatives are trained to process orders quickly from existing customers, provide technical support and expedite and process new customer applications, as well as handle all other customer service requests. We offer our customers nationwide toll-free telephone numbers and brand-specific telesales representatives who are familiar with a particular brand’s markets, products and customers. Our call centers are staffed by over 370 telesales, customer service and technical support personnel, who utilize our proprietary, on-line order processing system. This sophisticated software provides the telesales staff with detailed customer profiles and information about products, pricing, promotions and competition.

Catalogs and Direct Marketing

Our catalogs and direct marketing promotional flyers are key marketing tools that allow us to communicate our product offerings to both existing and potential customers. We create catalogs, some of which exceed 1,000 pages, for most of our brands and mail them on an annual or semi-annual basis to our existing customers. We often supplement these catalog mailings by sending our customers promotional flyers. Most of our branded catalogs have been distributed for over three decades and we believe that these catalog titles have achieved a high degree of recognition among our customers.

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

We produce the design and layout for our catalogs and promotional mailings using a sophisticated catalog content database and software system. Our catalogs are indexed and illustrated to provide simplified pricing information and to highlight new product offerings. Our promotional mailings introduce new product offerings, sale-promotion items and other periodic offerings. Illustrations, photographs and copy are shared among brand catalogs and mailings or customized for a specific brand, allowing for fast and efficient production of multi-branded media. In addition, we frequently build custom catalogs designed specifically for the needs of our larger customers.

Operations and Logistics

Distribution Network

We have a network of 53 regional distribution centers and 21 professional contractor showrooms strategically located to serve the largest metropolitan areas throughout the United States and Canada, and a national distribution center in Nashville, Tennessee. In addition, we also have 13 vendor managed inventory locations at large professional contractor customer locations. We also maintain a dedicated fleet of trucks to assist in local delivery of products. The geographic scope of our distribution network and the efficiency of our information system enable us to provide reliable, same-day or next-day delivery service to over 98% of the U.S. population.

Our regional distribution centers are central to our operations and range in size from approximately 7,000 square feet to 127,000 square feet. Our regional distribution centers are typically maintained under operating leases in commercial or industrial centers, and primarily consist of warehouse and shipping facilities. We have also had success with opening professional contractor showrooms in existing distribution centers and in freestanding locations, which allow customers to obtain products from a fixed location without ordering in advance. We plan to continue to open select professional contractor showrooms in geographic locations with high concentrations of professional contractors.

Inbound Logistics

Historically, our distribution centers were decentralized, with most of our suppliers shipping directly to individual regional distribution centers. In July 2000, we opened our NDC in Nashville, Tennessee, which we later expanded to 317,000 square feet. Our NDC receives the majority of our supplier shipments and efficiently re-distributes products to our regional distribution centers. Some over-sized or seasonal products are directly shipped to regional distribution centers by suppliers. Our use of the NDC has significantly reduced regional distribution center replenishment lead times while simultaneously improving our customer fill rates.

Outbound Logistics

Once a telesales or customer service representative enters an order into our computer system, items within the order are automatically arranged by warehouse location to facilitate ease of picking within the distribution center. For customers located within the local delivery radius of a distribution center, our own trucks or third-party carriers will deliver the products directly to the customer either on the same day or the next day. For customers located outside the local delivery radius of a distribution center, we deliver products via UPS or another parcel delivery company or, in the case of large orders, by common carriers. We arrange for pick-up of returns at no charge to the customer in the local delivery radius. For customers outside the local delivery radius, we provide parcel service pick-up of the returns at no charge and also provide a full refund if the return is the result of our error. Portions of our sales are delivered direct from the supplier.

Suppliers

We enjoy long-standing relationships with many of our suppliers. In most cases, we have a number of competitive sources of supply for any particular product that we sell. However, loss of a number of key supplier agreements could materially impair our ability to supply our customers and accordingly lead to a decrease in sales and earnings. Due to our high volume of purchases and use of foreign suppliers, we are able to obtain purchase terms we believe to be more favorable than those available to most local suppliers of MRO products. A significant portion of our purchases were from domestically based suppliers in 2005. The majority of our foreign based suppliers are located in China and Southeast Asia. If we were to lose a key foreign supplier, it would disrupt our supply chain for approximately 60 to 90 days, or longer, by requiring us to procure from another source such as another foreign supplier or a domestic supplier. If we were to lose our key suppliers from an individual country—caused by such events as a natural catastrophe, political unrest, changes in foreign laws or regulations, changes in local economic conditions, war and other trade issues—we would expect longer disruptions in our supply chain of approximately 120 to 150 days, or longer, as we focus on sourcing the product(s) required in another foreign country or domestically. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Quantitative and Qualitative Disclosures about Market Risk.” In addition, uncertainties with respect to the Chinese legal system may adversely affect us in resolving claims arising from our Chinese suppliers. Because many laws and regulations are relatively new and the Chinese legal system is still evolving, the interpretations of many laws, regulations and rules are not always uniform. Moreover, the relative inexperience of China’s judiciary in many cases creates additional uncertainty as to the outcome of any litigation, and the interpretation of statutes and regulations may be subject to government policies reflecting domestic political changes. Enforcement of existing laws or contracts based on existing equitable enforcement may be uncertain and sporadic, and it may be difficult to obtain swift and equitable enforcement, or to obtain enforcement of a judgment by a court of another jurisdiction.

As a distributor and direct marketer of specialty MRO products, our business has significant working capital needs. Our principal working capital need is for inventory and trade accounts receivable, which have generally increased with growth in our business. Our principal sources of cash to fund our working capital needs are generated from operating activities and borrowings under our revolving credit facility.

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

Management Information Systems

We operate a customer service and inventory management system that allows us to manage customer relationships and to administer and distribute thousands of products. Our systems encompass all major business functions for each of our main brands and enable us to receive and process orders, manage inventory, verify credit and payment history, generate customer invoices, receive payments and manage our proprietary customer lists. We have consistently invested in our information technology, as we believe that the efficiency and flexibility of our information system are critical to the success of our business.

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

We constantly seek new ways to generate additional efficiencies, such as by utilizing e-commerce. With brand-specific websites, our customers can browse our catalogs and use the internet to send electronic purchase orders to our order entry system. Our customers can integrate this system into their own purchase order systems, thereby making their supply chain operate more seamlessly. In addition, we offer our customers the option of receiving invoices electronically. For customers that place frequent orders and have the ability to receive electronic invoices, this program can dramatically reduce ordering costs by eliminating invoice handling and automating the matching and payment process. We believe that by offering services like electronic purchasing and invoicing, which remove transaction costs from the supply chain, we encourage our customers to use us as their single source for MRO supplies.

Competition

The MRO product distribution industry is highly competitive. Competition in our industry is primarily based upon product line breadth, product availability, service capabilities and price. We face significant competition from national and regional distributors, such as Home Depot Supply, Inc., Hughes Supply and Hughes MRO (which have agreed to be acquired by Home Depot), Ferguson and W.W. Grainger, Inc. Each of these competitors markets their products through the use of direct sales forces as well as direct marketing and catalogs. In addition, we face competition from traditional channels of distribution such as retail outlets, small dealerships and large warehouse stores, including Home Depot and Lowe’s. We also compete with buying groups formed by smaller distributors, Internet-based procurement service companies, auction businesses and trade exchanges.

We expect that competition in our industry will increase in the future. The MRO product distribution industry is consolidating, as traditional MRO product distributors attempt to achieve economies of scale and increase efficiency. Furthermore, MRO product customers are continuing to seek low cost alternatives to replace traditional methods of purchasing and sources of supply. We believe that the current trend is for customers to reduce the number of suppliers and rely on lower cost alternatives such as direct marketing and/or integrated supply arrangements, which will contribute to competition in our industry. Finally, we expect that new competitors will develop over time as Internet-based enterprises become more established and reliable and refine their service capabilities.

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

Trademarks and Other Intellectual Property

We or our Parent have registered and nonregistered trade names and trademarks covering the principal brand names and product lines under which our products are marketed, including Wilmar®, Sexauer®, Maintenance USA®, Barnett®, Hardware Express®, U.S. Lock®, SunStar®, Copperfield™ and AF Lighting™. We believe that our trademarks and other proprietary rights are important to our success and our competitive position. Accordingly, our policy is to pursue and maintain registration of our trade names and trademarks whenever possible and to oppose vigorously any infringement or dilution of our trade names and trademarks.

Employees

As of December 30, 2005, we had approximately 2,730 employees, of whom 113 were unionized. Currently we or our Parent have two labor agreements in place: one for our Mt. Laurel, New Jersey distribution center and one for our Elkridge, Maryland distribution center. The Mt. Laurel, New Jersey agreement was renegotiated on October 18, 2004 and will expire on October 15, 2007. The total number of employees within this bargaining unit is 66. The Elkridge, Maryland agreement was renegotiated on November 1, 2004 and will expire on October 31, 2007. The total number of employees within this bargaining unit is 47. We have not experienced any work stoppages resulting from management or union disagreements and believe that our employee relations are satisfactory.

Recent Events

Board Approval of Additional Forms of Non-Employee Director Compensation

On March 9, 2006, the Board of Directors of our Parent, acting pursuant to the terms of the 2004 Equity Incentive Plan, approved the mechanics by which any non-employee director may elect to be paid, in lieu of cash, all or any portion of his annual retainer and, if applicable, his committee chairmanship fees, in shares of our Parent’s common stock and/or in deferred stock units, or DSUs.  Each non-employee director shall be required to make such election by April 8, 2006 and then on an annual basis by December 31 in respect of each upcoming year; failure to make an election will result in the director receiving the same form of compensation as in the previous year. Any director who elects to receive compensation in the form of DSUs shall enter into a Deferred Stock Unit Award Agreement.

In addition, the Board of Directors our Parent approved an adjustment of the amount of equity awards granted to non-employee directors. The annual award granted to each director who is not an employee (including affiliates of Parthenon Capital) shall be changed from 10,000 options to purchase shares of our Parent’s common stock to 7,500 such options as well as 1,250 DSUs. The first annual grant of such options and DSUs to the non-employee directors shall be at the time of the 2006 Annual General Meeting of our Parent.

All DSUs will be settled in shares of our Parent’s common stock upon termination of such director’s service. Our Parent’s common shares received upon the settlement of DSUs (other than those DSUs that a director has elected to receive in lieu of cash) may not be transferred for one year after termination.

Compensation Committee Approval of 2005 Executive Bonuses

On March 9, 2006, based on performance criteria set by the Board of Directors of our Parent, the Compensation Committee of our Parent approved cash bonus payments to certain executives in excess of the maximum bonus specified under the terms of such executives’ existing employment contracts. The following is the specified contractual amount and actual bonus paid, respectively, for each of the named executive officers: Michael J. Grebe ($509,561; $602,980); William E. Sanford ($436,140; $516,099); Fred M. Bravo (117,058; $166,222); Thomas J. Tossavainen ($106,500; $151,230) and William R. Pray ($100,000; $142,000).

In conjunction with the approval of such bonuses, the Compensation Committee of our Parent recommended, and the Board of Directors of our Parent approved, an Executive Cash Incentive Plan designed to provide the Compensation Committee of our Parent with additional flexibility in creating incentive plans to help maximize financial performance. Such Executive Cash Incentive Plan is subject to shareholder approval and will be put to a vote of shareholders in the 2006 Annual General Meeting of our Parent.

Compensation Committee Approval of 2006 Executive Bonus Targets

On March 9, 2006, the Compensation Committee of our Parent approved our cash bonus targets for 2006 through which executive officers are eligible to receive a cash bonus in a predetermined percentage, ranging from 30% to 100% of base salary depending on the individual if certain financial targets are met for 2006. A substantial portion of such bonus, 80%, will be determined in relation to an adjusted pro forma earnings per share (EPS) target. The remainder of the bonus, 20%, will be determined in relation to a return on tangible capital (ROTC) target. Both portions of the bonus can be adjusted upward or downward, including beyond 100% of base salary,  on the basis of pre-determined formulas depending on whether the relevant target is missed or exceeded.

Approval of executive salary increases

On March 9, 2006, the Compensation Committee of our Parent increased salaries of certain executives. No other terms of such executives’ compensation agreements were changed. The new salaries of our Parent’s named executive officers and certain other executive officers are set forth after the name of each executive as follows: Michael J. Grebe ($500,000); William E. Sanford II ($381,623); Pamela L. Maxwell ($200,000) and Thomas J. Tossavainen ($234,300). In each case such increase is retroactively effective to January 1, 2006 with the exception of Mr. Tossavainen whose increase is retroactive to March 1, 2006.

ITEM 1A.        Risk Factors

Forward-Looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are subject to risks and uncertainties. You should not place undue reliance on those statements because they are subject to numerous uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control. Forward-looking statements include information concerning our possible or assumed future results of operations, including descriptions of our business strategy. These statements often include words such as “may,” “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate” or similar expressions. These statements are based on assumptions that we have made in light of our experience in the industry as well as our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate under the circumstances. As you read and consider this report, you should understand that these statements are not guarantees of performance or results. They involve risks, uncertainties and assumptions. Although we believe that these forward-looking statements are based on reasonable assumptions, you should be aware that many factors could affect our actual financial results or results of operations and could cause actual results to differ materially from those in the forward-looking statements. These factors include:

•       material facilities and systems disruptions and shutdowns,

•       the highly competitive nature of the maintenance, repair and operations distribution industry,

•       economic slowdowns,

•       general market conditions,

•       our ability to purchase products from suppliers on favorable terms,

•       the length of our supply chains,

•       fluctuations in the cost of raw materials and fuel prices,

•       currency exchange rates,

•       the loss of significant customers,

•       our ability to accurately predict market trends,

•       product cost and price fluctuations due to market conditions,

•       failure to locate, acquire and successfully integrate acquisition candidates,

•       dependence on key employees,

•       our inability to protect trademarks,

•       adverse publicity and litigation,

•       our level of debt,

•       interest rate fluctuations,

•       future cash flows,

•       changes in consumer preferences,

•       labor and benefit costs, and

•       the other factors described under “Risk Factors.”

You should keep in mind that any forward-looking statement made by us in this report, or elsewhere, speaks only as of the date on which we make it. New risks and uncertainties arise from time to time, and it is impossible for us to predict these events or how they may affect us. In light of these risks and uncertainties, you should keep in mind that any forward-looking statement made in this report or elsewhere might not occur. Notwithstanding the foregoing, all information contained in this report is materially accurate as of the date of this report.

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

Disruption in our national distribution center could significantly lower our revenues and profitability.   We currently maintain a national distribution center located in Nashville, Tennessee, which is essential to the efficient operation of our national distribution network. Any serious disruption to this distribution center due to fire, earthquake, act of terrorism or any other cause could damage a significant portion of our inventory and could materially impair our ability to distribute our products to our customers. In addition, we could incur significantly higher costs and longer lead times associated with distributing our products to our customers during the time that it takes for us to reopen or replace the center. As a result, any such disruption could significantly lower our revenues and profitability.

We operate in a highly competitive industry and if we are unable to compete successfully we could lose customers and our sales may decline.   The MRO product distribution industry is highly competitive. We face significant competition from national and regional distributors which market their products through the use of direct sales forces as well as direct marketing and catalogs. In addition, we face competition from traditional channels of distribution such as retail outlets, small dealerships and large warehouse stores and from buying groups formed by smaller distributors, Internet-based procurement service companies, auction businesses and trade exchanges. We expect that new competitors may develop over time as Internet-based enterprises become more established and reliable and refine their service capabilities.

In addition, the MRO product distribution industry is undergoing changes driven by industry consolidation and increased customer demands. Traditional MRO product distributors are consolidating operations and acquiring or merging with other MRO product distributors to achieve economies of scale and increase efficiency. For example, two of our competitors, Hughes Supply and Hughes MRO, have agreed to be acquired by Home Depot, which is our competitor as well. This consolidation trend could cause the industry to become more competitive and make it more difficult for us to maintain our operating margins.

Competition in our industry is primarily based upon product line breadth, product availability, service capabilities and price. To the extent that existing or future competitors seek to gain or retain market share by reducing price or by increasing support service offerings, we may be required to lower our prices or to make additional expenditures for support services, thereby reducing our profitability.

Slowdowns in general economic activity and other unforeseen events may detrimentally impact our customers and thereby significantly reduce our revenues and profitability.   The MRO product distribution industry is affected by changes in economic conditions outside our control, including national, regional and local slowdowns in general economic activity and job markets, which can result in increased vacancies in the residential rental housing market and a general decrease in product demand from professional contractors and specialty distributors. For example, the slowdown in economic activity during 2002 and 2003 resulted in less apartment unit refurbishment and renovation which reduced demand for our products and depressed revenue growth. Economic slowdowns, adverse economic conditions or cyclical trends in our customer markets and other unforeseen events, such as terrorist attacks or armed hostilities, could negatively affect our industry or the industries in which our customers operate and significantly reduce our revenues and profitability.

Loss of key suppliers, lack of product availability or loss of delivery sources could decrease our revenues and profitability.   We believe our ability to offer a combination of well recognized product lines and high-quality low-priced private label product lines has been a significant factor in attracting and retaining many of our customers and is one of our core competitive strengths. Our ability to offer a wide variety of products to our customers is dependent upon our ability to obtain adequate product supply from manufacturers or other suppliers. While in many instances we have agreements, including supply chain agreements, with our suppliers, these agreements are generally terminable by either party on limited notice. The loss of, or a substantial decrease in the availability of, products from our suppliers, or the loss of our key supplier agreements, could cause our revenues and profitability to decrease. In addition, supply interruptions could arise from shortages of raw materials, labor disputes or weather conditions affecting products or shipments, transportation disruptions or other factors beyond our control. Loss of a key foreign supplier could disrupt our supply chain for approximately 60 to 90 days, or longer, and loss of key suppliers from an individual country could result in disruptions of approximately 120 to 150 days, or longer. Short and long term disruptions in our supply chain would result in higher inventory levels as we replace similar product domestically, a higher cost of product and ultimately a decrease in our revenues and profitability. Although no individual supplier represents more than 5% of our total purchases, a disruption in the timely availability of our product by our key suppliers could result in a decrease in our revenues and profitability.

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

In some cases we are dependent on long supply chains, which may subject us to interruptions in the supply of many of the products that we distribute.   A significant portion of the products that we distribute is imported from foreign countries, including China. We are thus dependent on long supply chains for the successful delivery of many of our products. The length and complexity of these supply chains make them vulnerable to numerous risks, many of which are beyond our control, which could cause significant interruptions or delays in delivery of our products. Factors such as labor disputes, currency fluctuations, changes in tariff or import policies, severe weather or terrorist attacks or armed hostilities may disrupt these supply chains. We expect more of our name brand and private label products will be imported in the future, which will further increase these risks. A significant interruption in our supply chains caused by any of the above factors could result in increased costs or delivery delays and result in a decrease in our revenues and profitability.

Fluctuations in the cost of raw materials, fuel prices or in currency exchange rates could significantly reduce our revenues and profitability.   As a distributor of manufactured products, our profitability is tied to the prices we pay to the manufacturers from which we purchase our products and to the cost of transporting the products to us and our customers. The price that our suppliers charge us for our products is dependent in part upon the availability and cost of the raw materials used to produce those products. Such raw materials are often subject to price fluctuations, frequently due to factors beyond our control, including changes in supply and demand, general U.S. and international economic conditions, labor costs, competition and government regulations. Transportation prices are significantly dependent on fuel prices, which generally change due to factors beyond our control, such as changes in worldwide demand, disruptions in supply, changes in the political climate in the Middle East and other regions and changes in government regulations. Fluctuations in fuel prices may increase our costs and significantly reduce our revenues and profitability.

In addition, many of our suppliers price their products in currencies other than the U.S. dollar or incur costs of production in non-U.S. currencies. Accordingly, depreciation of the U.S. dollar against foreign currencies could increase the price we pay for these products. For example, a substantial portion of our products are sourced from suppliers in China. On July 21, 2005, the People’s Bank of China announced that the Yuan will no longer be pegged to the U.S. dollar, but will be allowed to float in a band (and, to a limited extent, increase in value) against a basket of foreign currencies, a move that increases the risk that Chinese-sourced products could become more expensive for us. Adverse currency fluctuations and increases in the costs of raw materials, such as copper prices, have occurred in the past and have impacted our operating results. If currency or fuel price fluctuations or cost increases recurred in the future and were prolonged, our revenues and profitability could be significantly diminished.

The loss of any of our significant customers could significantly reduce our revenues and profitability.   Our 10 largest customers generated approximately $68.0 million, or 8.0% of our sales in the year ended December 30, 2005, and our largest customer accounted for approximately 4.0% of our sales in the year ended December 30, 2005. The loss of one or more of our significant customers or deterioration in our relations with any of them could significantly reduce our revenues and profitability.

We may not be able to facilitate our growth strategy by identifying or completing transactions with attractive acquisition candidates, which could impede our revenues and profitability.   Our acquisitions of Barnett in 2000, Florida Lighting in 2003, and Copperfield in 2005 have contributed significantly to our growth. An important element of our growth strategy is to continue to seek additional businesses to acquire in order to add new customers within our existing markets and to acquire brands in new markets. We cannot assure you that we will be able to identify attractive acquisition candidates or complete the acquisition of any identified candidates at favorable prices and upon advantageous terms and conditions. Furthermore, we believe that our industry is currently in a process of consolidation, and competition for attractive acquisition candidates is therefore likely to escalate, thereby limiting the number of acquisition candidates or increasing the overall costs of making acquisitions. Difficulties we may face in identifying or completing acquisitions could impede our revenue growth and profitability.

We cannot assure you that we will be able to successfully complete the integration of future acquisitions or manage other consequences of our acquisitions, which could impede our ability to remain competitive and, ultimately, our revenues and profitability.   Acquisitions involve significant risks and uncertainties, including difficulties integrating acquired personnel and other corporate cultures into our business, the potential loss of key employees, customers or suppliers, the assumption of liabilities and exposure to unforeseen liabilities of acquired companies, the difficulties in achieving target synergies and the diversion of management attention and resources from existing operations. Although we have been successful in the past in integrating acquisitions, we may not be able to fully integrate the operations of future acquired businesses with our own in an efficient and cost-effective manner or without significant disruption to our existing operations. We may also be required to incur additional debt in order to consummate acquisitions in the future, such debt may be substantial and may limit our flexibility in using our cash flow from operations. Our failure to integrate future acquired businesses effectively or to manage other consequences of our acquisitions, including increased indebtedness, could impede our ability to remain competitive and, ultimately, our revenues and profitability.

We may be unable to retain senior executives and attract and retain other qualified employees, which might hinder our growth and could impede our ability to run our business and potentially reduce our revenues and profitability.   Our success depends in part on our ability to attract, hire, train and retain qualified managerial, sales and marketing personnel. We face significant competition for these types of personnel in our industry. We may be unsuccessful in attracting and retaining the personnel we require to conduct and expand our operations successfully and, in such an event, our revenues and profitability could decline. In addition, key personnel may leave us and compete against us. Our success also depends to a significant extent on the continued service of our senior management team. The loss of any member of our senior management team or other qualified employees could impair our ability to execute our business plan and growth strategy, cause us to lose customers and reduce our net sales, or lead to employee morale problems and/or the loss of key employees.

We may not be able to protect our trademarks, which could diminish the strength of our trademarks or limit our ability to use our trademarks and, accordingly, undermine our competitive position.   We believe that our trademarks are important to our success and our competitive position. For instance, we market and sell products primarily through nine distinct and targeted brands: Wilmar®, Sexauer®, Maintenance USA®, Barnett®, Hardware Express®, U.S. Lock®, SunStar®, Copperfield™ and AF Lighting™. We believe many of our customers have developed strong consumer loyalty to these targeted brands. Accordingly, we devote resources to the establishment and protection of our trademarks, including with respect to our brand names and our private product labels. However, the actions we have taken may be inadequate to prevent imitation of our brands and concepts by others or to prevent others from claiming violations of their trademarks and proprietary rights by us. In addition, others may assert rights in our trademarks. Our exclusive rights to our trademarks are subject to the common law rights of any other person who began using the trademark (or a confusingly similar mark) prior to the date of federal registration. Future actions by third parties may diminish the strength of our trademarks or limit our ability to use our trademarks and, accordingly, undermine our competitive position.

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

Risks Relating to Our Indebtedness

Our indebtedness may limit our cash flow available to invest in the ongoing needs of our business, which could prevent us from fulfilling our obligations.   As of December 30, 2005, our total indebtedness was $295.6 million, of which $10.6 million was outstanding in the form of letters of credit. We had approximately $162.4 million of senior indebtedness outstanding and approximately $86.4 million in additional revolving loan availability under our $100.0 million revolving loan facility.

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

Our level of indebtedness increases the possibility that we may be unable to generate sufficient cash to pay when due the principal of, interest on or other amounts due in respect of our indebtedness. In addition, we may incur additional debt from time to time to finance strategic acquisitions, investments or for other purposes, subject to the restrictions contained in the documents governing our indebtedness. If we incur additional debt, the risks associated with our leverage, including our ability to service our debt, would increase. We cannot be certain that our earnings will be sufficient to allow us to pay principal and interest on our debt and meet our other obligations. If we do not have sufficient earnings, we may be required to refinance all or part of our existing debt, sell assets, borrow more money or sell more securities, none of which we can guarantee we will be able to do. Our ability to incur additional debt will be limited by the terms and conditions of our credit facility. In July 2005, we utilized, within the terms of our credit agreement, an incremental $50.0 million term loan to partially fund the Copperfield acquisition. As of December 30, 2005, the amended credit facility provides for an additional incremental term loan in the aggregate principal amount of $50.0 million.

Despite our level of indebtedness, we may be able to incur substantially more debt. This could further exacerbate the risks described above.   We may be able to incur significant additional indebtedness in the future. Although the indenture governing our 11.5% senior subordinated notes due 2011, or the 11.5% notes, and the credit agreement governing our credit facility contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions, and the indebtedness incurred in compliance with these restrictions could be substantial. Specifically, the indenture permits us to incur all the indebtedness provided for in our new revolving loan facility. Furthermore, these restrictions do not prevent us from incurring obligations that do not constitute indebtedness, as defined in the applicable agreement. To the extent new debt is added to our current debt levels, the substantial leverage risks described above would increase.

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

We may not be able to generate sufficient cash flow to meet our debt service obligations.   Our ability to generate sufficient cash flow from operations to make scheduled payments on our debt obligations will depend on our future financial performance, which will be affected by a range of economic, competitive, regulatory, and legislative and business factors, many of which are beyond our control. Our indebtedness under the credit facility bears interest at a variable rate.

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

ITEM 2.                Properties

Our corporate headquarters is located in Jacksonville, Florida.

We operate the following distribution facilities and contractor showrooms:

Distribution Center	Square Footage		Distribution Center	Square Footage
Birmingham, AL	30,618		Farmington Hills, MI	70,035
Tempe, AZ	42,081		Minneapolis, MN	43,937
Cerritos, CA	39,455		St. Louis, MO	59,777
Ontario, CA	46,200	(1)	Gulfport, MS	7,500	(1)
Sacramento, CA	96,658		Aberdeen, NC	106,500
San Diego, CA	24,705		Charlotte, NC	45,600
Stockton, CA	30,076		Charlotte, NC	8,128	(1)
Edmonton, CN	7,557		Bridgeport, NJ	61,500
Mississauga, CN	41,790		Mt. Laurel, NJ	70,000
Aurora, CO	69,500		Pinebrook, NJ	6,500	(1)
Denver, CO	5,042	(1)	Teterboro, NJ	5,400	(1)
Clearwater, FL	8,640	(1)	North Las Vegas, NV	36,000
Hollywood, FL	53,600		Las Vegas, NV	11,277
Jacksonville, FL	8,400		Brentwood, NY	42,000	*
Jacksonville, FL	47,370		Depew, NY	21,728
Lakeland, FL	13,720	(1)	Cincinnati, OH	33,711
Miami, FL	17,920	(1)	Cleveland, OH	81,039
Orlando, FL	30,000		Columbus, OH	36,264
Pompano Beach, FL	78,000		Oklahoma City, OK	15,340	(1)
Tampa, FL	40,000		Bristol, PA	55,000
Doraville, GA	52,320		Leetsdale, PA	37,000
Marietta, GA	10,160	(1)	Pittsburgh, PA	26,662	(1)
Carol Stream, IL	42,106		Hato Tejas, PR	23,657
Chicago, IL	45,566		Florence, SC	34,000
Crestwood, IL	6,000	(1)	Fayetville, TN	40,000
Elk Grove, IL	20,000	(1)	Nashville, TN (NDC)	317,085
Fishers, IN	44,840		Memphis, TN	17,580
Plainfield, IN	6,000	(1)	Nashville, TN	24,900
Lenexa, KS	22,482		Dallas, TX	15,697	(1)
Jeffersontown, KY	8,700		El Paso, TX	42,837
Louisville, KY	38,040		Fort Worth, TX	10,000	(1)
Louisville, KY	60,000	*	Grand Prairie, TX	106,245
Harahan, LA	33,000		Houston, TX	64,000
Woburn, MA	5,015	(1)	San Antonio, TX	19,200
Worcester, MA	60,108		Seattle, WA	38,218
Baltimore, MD	5,400	(1)	Lynwood, WA	5,472	(1)
Ekridge, MD	126,504		New Berlin, WI	9,264	(1)
Westminster, MD	21,525

*                    Indicates owned properties.

(1)          Indicates contractor showrooms.

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

ITEM 4.                Submission of Matters to a Vote of Security Holders

Omitted pursuant to General Instructions I (1) (a) and (b) for Form 10-K

PART II

ITEM 5.              Market for Registrant’s Common Equity and Related Stockholder Matters

As of March 13, 2006, Interline Delaware was the only holder of our outstanding common stock. There is not an established public trading market for our common stock. As discussed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8, “Financial Statements and Supplementary Data,” the payment of dividends is subject to various restrictions under the Company’s debt instruments. We have not declared any dividends on our common stock during fiscal 2005 and 2004.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information as of December 30, 2005 regarding compensation plans under which our Parent’s equity securities are authorized for issuance.

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options ($)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	2,272,495	$16.94	718,080	(1)
Equity compensation plans not approved by security holders	—	—	—
Total	2,272,495	$16.94	718,080	(1)

(1)          Reduced by the restricted stock awards granted to management to date pursuant to the 2004 Equity Plan and not included in column (a) because they are not options.

ITEM 6.                Selected Financial Data

The table below presents our selected historical consolidated financial data for 2005, 2004, 2003, 2002 and 2001. The information presented below should be read in conjunction with “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” and the consolidated financial statements included elsewhere in this report.

	Fiscal Year Ended
	December 30,	December 31,	December 26,	December 27,	December 28,
	2005	2004(4)	2003	2002	2001
	(In thousands)
Income Statement Data:
Net sales	$851,928	$743,905	$640,138	$637,530	$609,356
Cost of sales	526,334	458,516	395,894	401,212	384,153
Gross profit	325,594	285,389	244,244	236,318	225,203
Selling, general and administrative expenses	229,595	202,084	171,091	164,328	157,801
Depreciation and amortization	13,049	12,600	10,949	11,282	16,526
IPO related expenses(1)	0	9,215	—	—	—
Special costs and expenses(1)	—	—	607	4,893	3,061
Operating income	82,950	61,490	61,597	55,815	47,815
Interest expense, net	(25,183)	(39,798)	(40,317)	(38,625)	(40,004
Change in fair value of interest rate swaps	—	8,232	5,272	(5,825)	(6,874
Loss on extinguishment of debt	(10,340)	(660)	(14,893)	—	—
Other income	639	454	40	—	—
Income before income taxes	48,066	29,718	11,699	11,365	937
Provision for income taxes	18,335	11,617	4,547	4,219	2,595
Income (loss) before accounting change	29,731	18,101	7,152	7,146	(1,658
Cumulative effect of change in accounting principle	—	—	—	—	3,221
Net income (loss)	29,731	18,101	7,152	7,146	(4,879
Preferred stock dividends	(56,092)	(56,715)	(48,623)	(42,470)	(37,024
Net income (loss) applicable to common stockholders	$(26,361)	$(38,614)	$(41,471)	$(35,324)	$(41,903
Cash Flow and Other Data:
Net cash provide by (used in):
Operating activities	$39,770	$(1,403)	$33,089	$10,415	$15,697
Investing activities	(81,133)	(7,329)	(26,795)	(4,944)	(8,242
Financing activities	(24,994)	76,006	(10,962)	(3,285)	(9,852
Adjusted EBITDA(2)	96,638	83,759	72,586	67,097	64,341
Capital expenditures	7,920	6,763	4,556	4,944	8,214
Balance Sheet Data (as of end of period):
Cash and cash equivalents	$2,958	$69,178	$1,612	$5,557	$3,327
Total assets	705,769	673,380	565,282	551,718	546,308
Total debt(3)	285,075	303,275	341,525	326,024	326,070

(1)           IPO related expenses consist of additional compensation expense for forgiveness of shareholder loans and one-time bonuses that relate to the Parent’s IPO transaction. Special costs and expenses consist of costs associated with acquisition and recapitalization activities, including integration and assimilation expenses, severance payments and transaction fees and expenses.

(2)           Adjusted EBITDA represents net income plus interest expense (income), net, change in fair value of interest rate swaps, cumulative effect of change in accounting principle, loss on extinguishment of debt, IPO related expenses, provision for income taxes and depreciation and amortization. Adjusted EBITDA differs from earnings before interest, taxes, depreciation and amortization (“EBITDA”) and may not be comparable to EBITDA or Adjusted EBITDA as reported by other companies. The computation of Adjusted EBITDA is as follows:

	Fiscal Year Ended
	December 30,	December 31,	December 26,	December 27,	December 28,
	2005	2004(4)	2003	2002	2001
	(dollars in thousands)
Net income (loss)	$29,731	$18,101	$7,152	$7,146	$(4,879)
Interest expense (income), net	25,183	39,798	40,317	38,625	40,004
Change in fair value of interest rate swaps	—	(8,232)	(5,272)	5,825	6,874
Cumulative effect of change in accounting Principle	-	-	-	-	3,221
Loss on extinguishment of debt	10,340	660	14,893	-	-
IPO related expenses	—	9,215	—	—	—
Provision for income taxes	18,335	11,617	4,547	4,219	2,595
Depreciation and amortization	13,049	12,600	10,949	11,282	16,526
Adjusted EBITDA	$96,638	$83,759	$72,586	$67,097	$64,341

Adjusted EBITDA is presented herein because we believe it to be relevant and useful information to our investors since it is used by our management to evaluate the operating performance of our business and compare our operating performance with that of our competitors. Management also uses Adjusted EBITDA for planning purposes, including the preparation of annual operating budgets, to determine appropriate levels of operating and capital investments. Adjusted EBITDA excludes certain items, including change in fair value of interest rate swaps, cumulative effect of change in accounting principle, loss on extinguishment of debt, and IPO related expenses such as additional compensation expense for forgiveness of shareholder loans and one-time bonuses that relate to financing transactions and which we believe are not indicative of our core operating results. We therefore utilize Adjusted EBITDA as a useful alternative to net income as an indicator of our operating performance. However, Adjusted EBITDA is not a measure of financial performance under GAAP and Adjusted EBITDA should be considered in addition to, but not as a substitute for, other measures of financial performance reported in accordance with GAAP, such as net income. While we believe that some of the items excluded in the calculation of Adjusted EBITDA are not indicative of our core operating results, these items do impact our income statement, and management therefore utilizes Adjusted EBITDA as an operating performance measure in conjunction with GAAP measures such as net income and gross margin.

(3)           Total debt represents the amount of our short-term debt and long-term debt.

(4)           Fiscal year ended December 2004 was a 53 week year. All other years contain 52 weeks.

Reconciliation of Average Organic Daily Sales to Net Sales

Average organic daily sales are defined as sales for a period of time divided by the number of shipping days in that period of time excluding any sales from acquisitions made subsequent to the beginning of the prior year period. The computation of average organic daily sales is as follows:

	Quarter Ended			Fiscal Year Ended
	December 30,	December 31,		December 30,	December 31,
	2005	2004	% Variance	2005	2004	% Variance
Net Sales	$225,960	$195,522	15.6%	$851,928	$743,905	14.5%
Less: Copperfield	(22,544)	—		(34,250)	—
Organic Sales	$203,416	$195,522	4.0%	$817,678	$743,905	9.9%
Daily Sales:
Ship Days	61	65		253	256
Average Daily Sales(1)	$3,704	$3,008	23.1%	$3,367	$2,906	15.9%
Average Organic Daily Sales(2)	$3,335	$3,008	10.9%	$3,232	$2,906	11.2%

(1)          Average daily sales are defined as sales for a period of time divided by the number of shipping days in that period of time.

(2)          Average organic daily sales are defined as sales for a period of time divided by the number of shipping days in that period of time excluding any sales from acquisitions made subsequent to the beginning of the prior year period.

Average organic daily sales is presented herein because we believe it to be relevant and useful information to our investors since it is used by our management to evaluate the operating performance of our business, as adjusted to exclude the impact of the Copperfield acquisition, and compare our organic operating performance with that of our competitors. However, average organic daily sales is not a measure of financial performance under GAAP and it should be considered in addition to, but not as a substitute for, other measures of financial performance reported in accordance with GAAP, such as net sales. Management utilizes average organic daily sales as an operating performance measure in conjunction with GAAP measures such as net sales.

ITEM 7.                Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion in conjunction with “Selected Financial Data” and our consolidated financial statements included elsewhere in this report. Some of the statements in the following discussion are forward-looking statements. See “Risk Factors—Forward-Looking Statements” above.

Overview

As a leading national distributor and direct marketer of over 50,000 specialty MRO products, we sell to approximately 160,000 active customer accounts. Our highly diverse customer base includes facilities maintenance customers, professional contractors and specialty distributors. Our customers range in size from individual contractors and independent hardware stores to apartment management companies and national purchasing groups. No single customer accounted for more than 4% of our sales during 2005.

The MRO distribution industry is approximately $300 billion in size, and encompasses the supply of a wide range of plumbing, electrical, hardware, security hardware, HVAC and other products. Our industry is composed of small, local regional and national competitors. Within our industry, we focus on serving customers in three principal end-markets: facilities maintenance, professional contractors and specialty distributors.

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

Revenue Recognition

While our recognition of revenue is predominantly derived from routine transactions and does not involve significant judgment, revenue recognition represents an important accounting policy for us. We recognize a sale when the product has been shipped and risk of loss has passed to the customer, collection of the resulting receivable is probable, persuasive evidence of an arrangement exists, and the price is fixed or determinable. Sales are recorded net of estimated discounts, rebates and returns. A portion of our sales is delivered directly from the supplier to our customers. These direct-shipment sales are recorded on a gross basis, with the corresponding cost of goods sold, in accordance with the guidance in Emerging Issues Task Force (“EITF”) No. 99-19, Reporting Revenues Gross as a Principal versus Net as an Agent. We provide limited product return and protection rights to certain customers. We accrue product return reserves and warranty obligations. A provision is made for estimated product returns based on sales volumes and our experience. Actual returns have not varied materially from amounts provided historically.

Allowances for Doubtful Accounts

We maintain allowances for doubtful accounts for estimated losses resulting from the inability to collect outstanding amounts from customers. The allowances include specific amounts for those accounts that are likely to be uncollectible, such as accounts of customers in bankruptcy and general allowances for those accounts that management currently believes to be collectible but may later become uncollectible. Estimates are used to determine the allowances for bad debts and are based on historical collection experience, current economic trends, credit worthiness of customers and changes in customer payment terms. Adjustments to credit limits are made based upon payment history and our customers’ current credit worthiness. If the financial condition of our customers were to deteriorate, allowances may be needed that will increase selling, general and administrative expenses and decrease accounts receivable. At December 30, 2005, the allowance for doubtful accounts totaled $8.2 million.

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

Goodwill, Intangibles and Other Long-Lived Assets

Management assesses the recoverability of our goodwill, identifiable intangibles and other long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The following factors, if present, may trigger an impairment review: (1) significant underperformance relative to expected historical or projected future operating results; (2) significant negative industry or economic trends; (3) a significant increase in competition; and (4) a significant increase in interest rates on debt. If the recoverability of these assets is unlikely because of the existence of one or more of the above-mentioned factors, an impairment analysis is performed using a projected discounted cash flow method. Management must make assumptions regarding estimated future cash flows and other factors to determine the fair value of these respective assets. If these estimates or related assumptions change in the future, we may be required to record an impairment charge. Impairment charges would be included in our statements of operations, and would result in reduced carrying amounts of the related assets in our balance sheets.

Legal Contingencies

From time to time, in the course of our business, we become involved in legal proceedings. In accordance with Statement of Financial Accounting Standard (“SFAS”) No. 5 Accounting for Contingencies, if it is probable that, as a result of a pending legal claim, an asset had been impaired or a liability had been incurred at the date of the financial statements and the amount of the loss is estimable, an accrual for the costs to resolve the claim is recorded in accrued expenses in our balance sheets. Professional fees related to legal claims are included in selling, general and administrative expenses in our statements of operations. Management, with the assistance of outside counsel, determines whether it is probable that a liability from a legal claim has been incurred and estimates the amount of loss. The analysis is based upon potential results, assuming a combination of litigation and settlement strategies. As discussed in Note 11 to our audited consolidated financial statements included in this report, management does not believe that currently pending proceedings will have a material adverse effect on our consolidated financial position. It is possible, however, that future results of operations for any particular period could be materially affected by changes in our assumptions related to these proceedings.

Results of Operations

The following table sets forth each of the line items of our statement of operations in dollar amounts and as a percentage of net sales for the periods indicated.

	Fiscal Year Ended
	December 30, 2005		December 31, 2004 (1)		December 26, 2003
	$	%	$	%	$	%
	(Dollars in thousands)
Net sales	$851,928	100.0%	$743,905	100.0%	$640,138	100.0%
Cost of sales	526,334	61.8%	458,516	61.6%	395,894	61.8%
Gross profit	325,594	38.2%	285,389	38.4%	244,244	38.2%
Selling, general and administrative expenses	229,595	27.0%	202,084	27.2%	171,091	26.7%
Depreciation and amortization	13,049	1.5%	12,600	1.7%	10,949	1.7%
IPO Related Expenses	—	0.0%	9,215	1.2%	—	0.0%
Special costs and expenses	—	0.0%	—	0.0%	607	0.1%
Operating income	82,950	9.7%	61,490	8.3%	61,597	9.6%
Change in fair value of interest rate swaps	—	0.0%	8,232	1.1%	5,272	0.8%
Loss on extinguishment of debt	(10,340)	-1.2%	(660)	-0.1%	(14,893)	-2.3%
Interest expense, net	(25,183)	-3.0%	(39,798)	-5.3%	(40,317)	-6.3%
Other income	639	0.1%	454	0.1%	40	0.0%
		0.0%
Income before income taxes	48,066	5.6%	29,718	4.0%	11,699	1.8%
Provision for income taxes	18,335	2.2%	11,617	1.6%	4,547	0.7%
Net income	$29,731	3.5%	$18,101	2.4%	$7,152	1.1%

(1)          Fiscal year ended December 2004 was a 53 week year. All other years presented were 52 week years.

The following discussion refers to the term average daily sales and average organic daily sales. Average daily sales are defined as sales for a period of time divided by the number of shipping days in that period of time. Average organic daily sales are defined as sales for a period of time divided by the number of shipping days in that period of time excluding any sales from acquisitions made subsequent to the beginning of the prior year period. For a reconciliation of average organic daily sales growth to GAAP-based financial measures, see “Item 6. Selected Financial Data—Reconciliation of Average Organic Daily Sales.”

Fiscal Year Ended December 30, 2005 Compared to Fiscal Year Ended December 31, 2004

Overview.   Net sales for 2005 increased $108.0 million, or 14.5%, to a record $851.9 million in the year ended December 2005 from $743.9 million in the year ended December 2004. On an average daily sales basis, net sales for 2005 increased 15.9%. The increase of net sales was as a result of the strong execution of our strategic growth initiatives and the acquisition of Copperfield in July 2005. Average organic daily sales, which exclude $34.3 million in net sales in the second half of the year from Copperfield, grew 11.2% as we continued to invest in proven growth drivers in each of our facilities maintenance, professional contractor and specialty distributor end-markets. Our most significant area of growth was in the professional contractor markets that we serve as we effectively deployed multiple sales channels including field sales, telesales, national accounts and direct marketing efforts. In 2005, we expanded our outbound telesales force by over 20% and established 11 vendor managed inventory locations at large contractors across the country. New product initiatives, which included the sale of large equipment, such as appliances, HVAC equipment and water heaters, resulted in a sales increase of 55% in 2005 on these products. The selling of these products, while generally at lower gross margin percentages, provide an opportunity for us to sell more to our customers and leverage our distribution and delivery systems.

Selling, general and administrative (“SG&A”) expenses in 2005 decreased as a percentage of sales to 27.0% of sales in 2005 from 27.2% of sales in 2004 as we continued to obtain leverage on our sales. Operating income increased $21.5 million, or 34.9%, over the prior year period to $83.0 million in 2005 from $61.5 million in 2004. Adjusted EBITDA increased $12.8 million, or 15.3%, to $96.6 million in 2005 from $83.8 million in 2004. Adjusted EBITDA is not a measure of financial performance under GAAP. For a reconciliation of EBITDA to GAAP-based financial measures, see “Item 6. Selected Financial Data—Reconciliation of Adjusted EBITDA to Net Income (Loss).”

As a result of our strong sales performance, operating expense control, focus on efficiently managing working capital, and net reduction of debt, we generated $39.8 million in cash from operations and continued to provide improving year-over-year returns on capital.

Net Sales.   Net sales increased by $108.0 million, or 14.5%, to $851.9 million in the year ended December 2005 from $743.9 million in the year ended December 2004. During 2005, we had 3 less shipping days than the prior year period. Average daily sales were $3.4 million in the year ended December 2005 and $2.9 million in the year ended December 2004, a 15.9% increase. The $108.0 million sales increase included $34.3 million from our Copperfield acquisition referenced above. The remaining increase was attributable to improved demand for our products, new sales and growth initiatives and price increases.

Gross Profit.   Gross profit increased by $40.2 million, or 14.1%, to $325.6 million in the year ended December 2005 from $285.4 million in the year ended December 2004. Gross profit margins decreased to 38.2% for the fiscal year ended December 2005 from 38.4% for the year ended December 2004. This decrease in our gross profit margins is primarily related to product mix associated with higher sales of large equipment, such as appliances, HVAC equipment and water heaters, which generally carry lower gross margins.

Selling, General and Administrative Expenses.   SG&A expenses increased by $27.5 million, or 13.6%, to $229.6 million in the year ended December 2005 from $202.1 million in the year ended December 2004. Increased SG&A expenses were related in part to our Copperfield acquisition, which accounted for $8.0 million of the $27.5 million increase and $1.0 million in stock related compensation expense. Certain expenses within SG&A, such as the costs of running our regional distribution centers, pro contractor showrooms, delivery expenses and selling expenses fluctuate with sales volume, and these items along with increased investment in new sales and marketing initiatives accounted for the remainder of the increase. Despite the increase, SG&A expenses decreased as a percentage of sales to 27.0% of sales in 2005 from 27.2% of sales in 2004 as we continued to obtain leverage on our sales.

Depreciation and Amortization.   Depreciation and amortization expense increased by $0.4 million, or 3.6%, to $13.0 million in the year ended December 2005 from $12.6 million in the year ended December 2004. This was primarily due to the depreciation and amortization associated with our Copperfield acquisition.

IPO related expenses.   During 2004, we incurred IPO related expenses of $9.2 million in connection with our Parent’s IPO which consisted of $2.9 million for forgiveness of shareholder loans and $6.2 million for one-time bonuses to senior employees.

Operating Income.   As a result of the foregoing, operating income increased by $21.5 million, or 34.9%, to $83.0 million in the year ended December 2005 from $61.5 million in the year ended December 2004.

Change in Fair Value of Interest Rate Swaps.   Our interest rate swaps were terminated at the time of our Parent’s IPO in December 2004. As such, changes in fair value of interest rate swaps were zero in the year ended December 2005 compared to a gain of $8.2 million in the year ended December 2004. Theses gains are related to changes in the market value of our interest rate swap instruments. The non-cash gains were attributable to changes in market conditions, including but not limited to fluctuations in interest rates, general market volatility, and the remaining tenor of our instruments.

Interest Expense.   Interest expense decreased by $14.5 million in the year ended December 2005 to $25.4 million from $39.9 million in the year ended December 2004. The net decrease was attributed to lower debt balances associated with the early extinguishment of $70.0 million of the 11.5% senior subordinated notes in January 2005 and the pay down of $31.5 million of our term loan, as well as, lower interest expense associated with the termination of our interest rate swaps and the write-off of deferred financing costs—all associated with our Parent’s IPO. This was partially offset by the incurrence of an additional $50.0 million term loan during 2005 as well as increased borrowings under our revolving credit facility to fund the $70.0 million acquisition of Copperfield.

Loss on Extinguishment of Debt.   We redeemed $70.0 million of the 11.5% senior subordinated notes in January 2005 using proceeds from our Parent’s December 2004 IPO. This redemption was made 30 days after the closing of our Parent’s IPO, in accordance with the redemption provision of the indenture governing the notes. In connection with the redemption, we recorded a $10.3 million loss on the early extinguishment of debt in the first quarter of 2005, consisting of an $8.1 million redemption premium and $2.3 million write-off of deferred financing costs. During 2004, in connection with our Parent’s IPO and amendment of our senior credit facility, we recorded an expense of $0.7 million for the early extinguishment of debt. This expense resulted from the write-off of the unamortized loan fees on our former credit facility.

Provision for Income Taxes.   The provision for income taxes was $18.3 million in the year ended December 2005 compared to a provision of $11.6 million in the year ended December 2004. The effective tax rate for the year ended December 2005 was 38.2% compared to 39.1% for the year ended December 2004. This decrease in the effective tax rate was due primarily to the reduction of $0.4 million of our tax reserves to address expected requirements under the most recent exposure draft on uncertain tax positions, which is expected to be finalized early in 2006.

Fiscal Year Ended December 31, 2004 Compared to Fiscal Year Ended December 26, 2003

Overview.   Net sales for the year ended December 2004 were $743.9 million, an increase of 16.2% over the year ended December 2003. We also experienced market share gains in each of these markets due to the success of the numerous growth initiatives we put in place throughout the year, and due to the Florida Lighting acquisition which we completed in November 2003. Our organic growth initiatives include the expansion of our national accounts program, the opening of new contractor showrooms, product line expansion (specifically our appliance and HVAC product lines), and the addition of telesales and field sales representatives.

Average organic daily sales increased 9.4% for the full year. Average organic daily sales growth is not a measure of performance under GAAP. For a reconciliation of average organic daily sales growth to GAAP-based financial measures, see “Item 6. Selected Financial Data—Reconciliation of Average Organic Daily Sales.”

The year ended December 2004 also showed improvement in key profitability metrics. Gross profit margin improved 20 basis points compared to the year ended December 2003. Excluding one-time expenses related to our Parent’s IPO in December 2004, operating income increased $9.1 million or 14.8% over the prior year period and adjusted EBITDA increased from $72.6 million to $83.8 million or 15.4% over the prior year period. Adjusted EBITDA is not a measure of financial performance under GAAP. For a reconciliation of EBITDA to GAAP-based financial measures, see “Item 6. Selected Financial Data—Reconciliation of Adjusted EBITDA to Net Income (Loss).

Net Sales.   Net sales increased by $103.8 million, or 16.2%, to $743.9 million in the year ended December 2004 from $640.1 million in the year ended December 2003. During 2004, we had 4 more shipping days than the prior year period. Average daily sales were $2.9 million in the year ended December 2004 and $2.5 million in the year ended December 2003, a 14.4% increase. The $103.8 million sales increase included $32.3 million from our Florida Lighting acquisition referenced above and $2.7 million in reclassified freight revenues and costs. Prior to July 2003, freight revenue was recorded as a reduction of freight costs. During the third quarter of 2003, we reclassified freight revenue from selling, general and administrative expenses to net sales, in order to more properly reflect that these amounts are revenues earned for our products provided. This reclassification did not have an effect on operating income. However, on a prospective basis, it increases both net sales and selling, general and administrative costs and reduces our operating margin percentage. The remaining increase was attributable to improved demand for our products, new sales and growth initiatives, and price increases.

Gross Profit.   Gross profit increased by $41.1 million, or 16.8%, to $285.4 million in the year ended December 2004 from $244.2 million in the year ended December 2003. Gross profit margins increased to 38.4% for the year ended December 2004 from 38.2% for the year ended December 2003. This improvement in our gross profit margins is related to having a full year of higher margin Florida Lighting sales, increased sales in our private label program, and favorable merchandising offset by higher sales of HVAC equipment and water heaters, which generally carry lower gross margins.

Selling, General and Administrative Expenses.   SG&A expenses increased by $31.0 million, or 18.1%, to $202.1 million in the year ended December 2004 from $171.1 million in the year ended December 2003. Increased SG&A expenses related to our Florida Lighting acquisition accounted for $11.2 million of the $31.0 million increase, and $2.7 million of the increase was attributable to the freight revenue reclassification previously discussed under “Net Sales”. Certain expenses within SG&A, such as the costs of running distribution centers, delivery expenses and selling expenses fluctuate with sales volume, and these items along with increased investment in new sales and marketing initiatives accounted for the remainder of the increase.

Depreciation and Amortization.   Depreciation and amortization expense increased by $1.7 million, or 15.1%, to $12.6 million in the year ended December 2004 from $10.9 million in the year ended December 2003. This was primarily due to a change in accounting estimate made in the third quarter of 2003 to change the estimated useful life of certain acquired customer lists to 17 years from 40 years, and the amortization associated with our Florida Lighting acquisition.

IPO Related Expenses.   IPO related expenses consist of $2.9 million for forgiveness of shareholder loans and $6.2 million for one-time bonuses to senior employees in connection with our Parent’s IPO discussed below.

Special Costs and Expenses.   There were no special costs and expenses during the year ended December 2004 and $0.6 million in the year ended December 2003. Special costs and expenses in 2003 consisted of non-recurring costs incurred in connection with the Barnett Acquisition.

Operating Income.   As a result of the foregoing, operating income decreased by $0.1 million, or 0.2%, to $61.5 million in the year ended December 2004 from $61.6 million in the year ended December 2003. Excluding the effect of IPO related expenses of $9.2 million, operating income increased by $9.1 million, an increase of 14.8% over the prior year period.

Change in Fair Value of Interest Rate Swaps.   We recorded a gain of $8.2 million in the year ended December 2004 and $5.3 million in the year ended December 2003 related to changes in the market value of our interest rate swap instruments. The non-cash gains were attributable to changes in market conditions, including but not limited to fluctuations in interest rates, general market volatility, and the remaining tenor of our instruments. Our interest rate swaps were terminated at the time of our Parent’s IPO.

Interest Expense.   Interest expense decreased by $0.6 million in the year ended December 2004 to $39.9 million from $40.5 million in the year ended December 2003. This net decrease was attributable to lower average debt balances, the result of termination of the interest rate swap agreements, the pay down of $31.3 million of our term loan and the write-off of related deferred financing costs in December 2004.

Loss on Extinguishment of Debt.   In connection with our Parent’s IPO and amendment of our senior credit facility, we recorded an expense of $0.7 million for the early extinguishment of debt. This expense resulted from the write-off of the unamortized loan fees on our former credit facility. As part of our Parent’s IPO, we redeemed $70.0 million of the 11.5% senior subordinated notes in January 2005. This redemption was made 30 days after the closing of our Parent’s IPO, in accordance with the redemption notice and required by the indenture governing the notes. In connection with the redemption, we recorded a $10.3 million loss on the early extinguishment of debt in the first quarter of 2005.

Provision for Income Taxes.   The provision for income taxes was $11.6 million in the year ended December 2004 compared to a provision of $4.5 million in the year ended December 2003. The effective tax rate for the year ended December 2004 was 39.1% compared to 39.0% in the year ended December 2003. The increase in the effective tax rate was due primarily to an increase in state income taxes offset by a decrease in foreign income taxes.

Liquidity and Capital Resources

As of December 30, 2005, we had approximately $86.4 million of availability under our $100.0 million revolving credit facility. Historically, our capital requirements have been for debt service obligations, acquisitions, the expansion and maintenance of our distribution network and upgrades of our proprietary information systems. We expect this to continue in the foreseeable future. Historically, we have funded these requirements through internally generated cash flow and funds borrowed under our credit facility. We expect our cash flow from operations and the loan availability under our credit facility to be our primary source of funds in the future. Letters of credit, which are issued under the revolving loan facility under our credit facility, are used to support payment obligations incurred for our general corporate purposes. As of December 30, 2005, we had $10.6 million of letters of credit issued under the credit facility. Interest on our 11.5% senior subordinated notes due 2011, or the 11.5% notes, is payable semiannually. With respect to borrowings under our credit facility, we have the option to borrow at an adjusted LIBOR or an alternative base rate. Interest on the credit facility is generally payable quarterly, and with respect to any LIBOR borrowings, on the last day of the interest period applicable to the term of the borrowing.

Net cash provided by operating activities was $39.8 million for the year ended December 2005 compared to net cash used in operating activities of $1.4 million in the year ended December 2004. Net cash provided by operating activities for the year ended December 2005 was higher than the prior year period primarily as a result of our increase in operating income of $20.5 million and changes in our core working capital. This was partially offset by changes in other current assets and current liabilities. In addition, we had lower cash interest expense of $17.4 million, resulting from our lower average debt balances, which were reduced using proceeds from our Parent’s IPO, and higher cash taxes of $24.1 million, due to higher pretax earnings and the timing of income tax payments.

Net cash used in investing activities was $81.1 million in the year ended December 2005 compared to $7.3 million in the year ended December 2004. Net cash used in investing activities in the year ended December 2005 were primarily attributable to capital expenditures made in the ordinary course of business and costs related to purchases of businesses, consisting of our July 2005 $69.5 million acquisition of Copperfield, net of cash acquired, and $3.6 million related to our November 2003 acquisition of Florida

Lighting. The payments related to the acquisition of Florida Lighting include a seller’s note of $2.0 million, a deferred payment of $1.0 million and earn out of $0.6 million.

Net cash used in financing activities totaled $25.0 million for the year ended December 2005 compared to net cash provided by financing activities of $76.0 million in the year ended December 2004. Net cash used in financing activities for the year ended December 2005 was primarily attributable to our repayment of $70.0 million of our senior subordinated notes, $8.1 million in related redemption premiums and required amortization payments under our term loan financings, partially offset by the incurrence of an additional $50.0 million term loan, which was used in our Copperfield acquisition, $2.3 million received in January 2005 for the over-allotment shares sold to underwriters, net of expenses, in conjunction with our Parent’s IPO and $1.7 million of proceeds received from the exercise of stock options.

As of December 30, 2005, other than the redemption of $70.0 million of our 11.5% senior subordinated notes and the incurrence of an additional $50.0 million term loan and incremental revolver borrowings, as described above, our contractual obligations and other contractual commitments have not changed materially outside the ordinary course of business since December 31, 2004.

The Reincorporation Merger and Related Transactions

In December 2004, we completed a reincorporation merger and became the 100% owned subsidiary of Interline Brands Inc., a Delaware corporation (NYSE: IBI), which we also refer to as our Parent or Interline Delaware. In this reincorporation merger, in the aggregate, holders of our preferred stock received $55.0 million in cash and 19,183,321 shares of our Parent’s common stock and holders of our common stock received 66,667 shares of our Parent’s common stock. In return, our Parent received 100 shares of our common stock and one share of our preferred stock, representing all of our authorized and outstanding shares. Also, options to purchase shares of our common stock were converted into options to purchase shares of our Parent’s common stock. In conjunction with this reincorporation merger, our Parent successfully completed its IPO and we amended our senior credit facility. A total of 14,375,000 shares of our Parent’s common stock were sold, of which 12,667,000 were sold by our Parent and 1,708,000 were sold by its shareholders. Our Parent sold 12,500,000 shares of its common stock in December 2004 and 167,000 shares in January 2005 following the exercise of the underwriters’ over-allotment option. Our Parent received $171.8 million in net proceeds including the exercise of the underwriters’ over-allotment option, representing $176.9 million of proceeds from the sale of stock net of underwriting discounts and commissions, less $4.1 million of IPO costs and $1.1 million of debt issuance costs. After the IPO-related expenses and preferred stock consideration in the reincorporation merger were paid, all of the proceeds from the IPO were contributed to the Company.

We used $31.3 million of the proceeds to partially repay the term loan under our credit facility. We amended our senior credit facility to allow for the IPO and reduce the interest rate applicable to our term loans. In conjunction with this amendment, we incurred $1.1 million of debt issuance costs. In December 2004, we also used $4.6 million of the proceeds to terminate the interest rate swap agreements. In January 2005, we used $70.0 million of the proceeds from the IPO to partially redeem our 11.5% senior subordinated notes. In connection with the redemption, we paid $8.1 million of premiums for early redemption of the senior subordinated notes and recorded a $10.3 million loss on the early extinguishment of debt, which included a charge for write-off of unamortized debt issuance costs in the amount of $2.3 million in January of 2005.

2003 Refinancing Transaction

During 2003, we issued $200.0 million aggregate principal amount of our 11.5% senior subordinated notes due 2011 in May 2003 as part of the Refinancing Transactions as follows. On May 29, 2003, we entered into a new $205.0 million senior secured credit facility which consisted of a $140.0 million term loan facility and a $65.0 million revolving loan facility. The net proceeds from the offering of the 11.5% notes and the refinancing of our former credit facility with a new credit facility were used to: (1) repay all outstanding indebtedness under our former credit facility, (2) redeem all of our outstanding 16% senior subordinated notes due 2008, (3) pay accrued interest and related redemption premiums on our former debt and (4) pay transaction fees and expenses related to the offering and the new credit facility. We refer to these transactions collectively as the “Refinancing Transactions.”  As of December 26, 2003, our total indebtedness was $347.5 million (of which $6.0 million was outstanding in the form of letters of credit), and our senior indebtedness was $144.3 million. On December 19, 2003 we amended our senior credit facility such that with respect to any term loans, the applicable rate was reduced from LIBOR plus 4.5% to LIBOR plus 3.5%.

Capital Expenditures

Capital expenditures were $7.9 million in 2005 as compared to $6.8 million in 2004. Capital expenditures as a percentage of sales were 0.9% in year 2005 and 0.9% in 2004.

Acquisition expenditures were $73.2 million in 2005, which consisted of $69.5 million related to our Copperfield acquisition in July 2005 and $3.6 million related to our Florida Lighting acquisition in November 2003, compared to $0.6 million in 2004, which related to our Florida Lighting acquisition.

Liquidity

Our principal working capital need is for inventory and trade accounts receivable, which have generally increased with the growth in our business. Our principal sources of cash to fund our working capital needs are cash generated from operating activities and borrowings under our revolving credit facility.

Credit Facility

We entered into a credit facility on May 29, 2003, which was amended as of December 19, 2003, and amended again on December 21, 2004 in connection with our Parent’s IPO. We also amended our credit facility on July 7, 2005, to permit the incurrence of an additional $50.0 million term loan, in connection with the Copperfield acquisition, having substantially the same terms as the existing term loan. On August 8, 2005, we again amended our credit facility to lower the interest rate spreads applicable to the additional $50.0 million term loan. The amended credit facility provides for aggregate commitments of $250.0 million, consisting of (1) a revolving loan facility of $100.0 million, of which a portion not exceeding $20.0 million will be available in the form of letters of credit, and (2) a term loan facility of $150.0 million. Borrowings under the amended term loan facility and revolving loan facility bear interest, at our option, at either adjusted LIBOR or at the alternate base rate plus a spread. Outstanding letters of credit under the revolving loan facility are subject to a per annum fee equal to the applicable spread over adjusted LIBOR for revolving loans. The indebtedness under the amended credit facility is guaranteed by our Parent and our domestic subsidiaries. The amended term loan facility has a maturity of December 31, 2010, and the revolving loan facility has a maturity of May 31, 2008.

On July 7, 2005, we used the proceeds from the additional $50.0 million term loan and $20.0 million of borrowings under the revolving loan facility to fund the Copperfield acquisition. As of December 30, 2005, we had paid down the incremental $20.0 million borrowed for the acquisition and borrowed a net $3.0 million on our revolving credit facility to fund normal operating activities.

During the year ended December 2005, we borrowed periodically on our revolving credit facility to accommodate our daily working capital needs. The weighted average daily outstanding balance during the year ended December 2005 was $8.9 million, with ordinary course borrowings ranging from $0.0 million to $22.5 million. As of December 30, 2005, we had $10.6 million of letters of credit issued under the revolving loan facility and $148.8 million aggregate principal outstanding under the term loan facility.

We believe that cash flow from operations and available borrowing capacity under our new credit facility will be adequate to finance our ongoing operational cash flow needs and debt service obligations for the next twelve months.

Contractual Obligations and Off-Balance Sheet Arrangements

The following table sets forth our contractual obligations as of December 30, 2005:

		Less than	1 - 3	4 - 5	After 5
	Total	1 year	years	years	years
Long-term debt	$282,075	$1,400	$2,800	$147,875	$130,000
Revolving credit facility(1)	3,000	3,000	—	—	—
Operating leases	40,405	11,945	16,503	9,175	2,782
Capital leases	1,810	597	687	526	—
Non-compete agreement	600	200	400	—	—
Employment agreements	4,223	3,222	1,001	—	—
Total contractual cash obligations(2)	$332,113	$20,364	$21,391	$157,576	$132,782

(1)          Our senior secured credit facility includes a $100.0 million revolving loan facility. As of December 30, 2005, we had $3.0 million outstanding on this revolving facility.

(2)          Trade accounts payable of $69.2 million are excluded from the table but generally payable within 30 to 60 days. Accrued interest payable which is currently reocrded as a liability is also excluded from the table. See Item 8 and the accompanying audited financial statements

As of December 30, 2005, except for operating leases or letters of credit, we have no material off-balance sheet arrangements.

Seasonality

We experience some seasonal fluctuations as sales of our products typically increase in the second and third fiscal quarters of the year due to increased apartment turnover and related maintenance and repairs in the multi-family residential housing sector during these periods. Typically, November, December and January sales are lower across most of our brands because customers may defer purchases at year-end as their budget limits are met and because of the winter holiday season between Thanksgiving Day and New Year’s Day. Our Copperfield brand, which we acquired in July 2005, experiences approximately 70% of sales between July and December.

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

We believe that inflation (which has been moderate over the past few years) did not significantly affect our operating results or markets in 2005 or 2004. Our results of operations in 2005 and 2004 were favorably impacted by increases in the pricing of certain commodity-based products. Such commodity price fluctuations have from time to time created cyclicality in our financial performance, and could continue to do so in the future. In addition, our use of priced catalogs may not allow us to offset such cost increases quickly, resulting in a decrease in gross margins and profit.

The majority of our purchases from foreign-based suppliers are from China and other countries in Asia and are transacted in U.S. dollars.

Derivative Financial Instruments

Historically, we entered into derivative financial instruments from time to time, including interest rate exchange agreements, to manage our exposure to fluctuations in interest rates on our debt. In December 2004, in conjunction with our Parent’s IPO we terminated all interest rate exchange agreements, or swaps. Accordingly, at December 30, 2005, we did not have any interest rate swap exchange agreements, or swaps. Under our former swap agreements, we paid a fixed rate on the notional amount to a bank and the bank paid to us a variable rate on the notional amount equal to a base LIBOR rate. Our derivative activities, all of which are for purposes other than trading, are initiated within the guidelines of corporate risk-management policies.

We periodically evaluate the costs and benefits of any changes in our interest rate risk. Based on such evaluation, we may enter into new interest rate swaps to manage our interest rate exposure.

Recent Accounting Standards

In February 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 155, Accounting for Certain Hybrid Financial Instrument—an amendment of FASB Statements No. 133 and 140, which resolves issues addressed in SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, Implementation Issue No. D1, Application of Statement 133 to Beneficial Interests in Securitized Financial Assets. SFAS No. 155, among other things, permits the fair value remeasurement of any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation; clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133; and establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation. SFAS No. 155 is effective for all financial instruments acquired or issued in a fiscal year beginning after September 15, 2006. We are currently assessing the impact of SFAS No. 155 on our results of operations and financial position.

In December 2004, the FASB issued SFAS No. 123R (revised 2004), Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. This new standard was to be effective for public companies in the first interim or annual reporting period beginning after June 15, 2005. In April 2005, the Securities and Exchange Commission (“SEC”) adopted a new rule, which changed the compliance date of SFAS No. 123R to the first interim or annual reporting period of the first fiscal year beginning after June 15, 2005. Since our 2005 fiscal year end is December 30, this new rule will not change our scheduled adoption date of December 31, 2005, the first day of our 2006 fiscal year. SFAS No. 123R permits public companies to adopt its requirements using one of two methods:

1.                A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS No. 123R for all share-based payments granted after the effective date and (b) based on the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS No. 123R that remain unvested on the effective date.

2.                A “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under SFAS No. 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

We plan to use the “modified prospective” method upon adopting the requirements of SFAS No. 123R. We continue to evaluate technical implementation issues relating to the adoption of SFAS No. 123R, including the selection and use of an appropriate valuation model.

We have not yet determined the impact the adoption of SFAS No. 123R will have on our results of operations for future issuances of share-based payments. The adoption of SFAS No. 123R is expected to result in compensation expense that will reduce net earnings. The amount of reduction in net earnings will depend on a number of variables, including, the number of options granted, the vesting periods of options granted, our stock price and volatility at the date of grant, and employee exercise behaviors. As of December 30, 2005, 2,272,495 stock options are outstanding of which 2,237,740 are vested and 34,755 are not vested. Accordingly, we have determined that the adoption of SFAS No. 123R will not have a material effect on our results of operations associated with these previously issued options. Had we adopted SFAS No. 123R in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net income and net income (loss) applicable to common shareholders in “Summary of Significant Accounting Policies” in the accompanying notes to the audited consolidated financial statements.

In March 2004, the FASB issued Interpretation (“FIN”) No. 46(R)-5, Implicit Variable Interests under FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities. FIN No. 46 (R)-5 is effective for the first reporting period beginning after March 3, 2005; however, earlier application is permitted for periods for which financial statements have not yet been issued. We have evaluated the impact of FIN No. 46(R)-5 and determined that the impact is immaterial to the consolidated financial statements.

In November 2004, the FASB issued SFAS No. 151, Amendment of ARB No. 43, Chapter 4. This statement amends the guidance in Accounting Research Bulletin No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). This statement requires that those items be recognized as current-period charges. In addition, this statement requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We have evaluated the impact of SFAS No. 151 and determined that the impact will be immaterial to the consolidated financial statements.

In March 2005, the FASB issued FIN No. 47, Accounting for Conditional Asset Retirement Obligations. This interpretation states that the term “conditional asset retirement obligation” as used in paragraph A23 of SFAS No. 143, Accounting for Asset Retirement Obligations, refers to a legal obligation to perform an asset retirement in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement obligation is unconditional even though uncertainty exists about the timing and (or) method of settlement. The effective date for adopting this interpretation is no later than the end of fiscal years ending after December 15, 2005. Our financial condition, results of operations and cash flows were not impacted by the adoption of FIN No. 47 in 2005.

In May 2005, the FASB issued Statement No. 154, Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3. SFAS No. 154 replaces APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements—an amendment of APB Opinion No. 28, and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS No. 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to do so, in which case other alternatives are required. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005, or for our fiscal 2006 year end. We have evaluated the requirements of SFAS No. 154 and has determined that there is no impact on the consolidated financial statements.

ITEM 8.                Financial Statements and Supplementary Data

Our consolidated financial statements are provided in part IV, Item 15 of this filing.

ITEM 9.                Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.        Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 30, 2005. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 30, 2005, our disclosure controls and procedures were (1) designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our Chief Executive Officer and Chief Financial Officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Limitations on the Effectiveness of Controls

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable assurance that the objectives of a control system are met. Further, any control system reflects limitations on resources, and the benefits of a control system must be considered relative to its costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. The design of a control system is also based upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected. Our disclosure controls are designed to provide reasonable assurance of achieving their objectives.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d(f) under the Exchange Act) occurred during the quarter ended December 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.     Other Information

None.

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

Omitted pursuant to General Instructions I (1) (a) and (b) for Form 10-K

ITEM 13.         Certain Relationships and Related Transactions

Omitted pursuant to General Instructions I (1) (a) and (b) for Form 10-K

ITEM 14.         Principal Accountants Fees and Services

Audit and Non-Audit Fees

The following is a summary of the fees billed to us by Deloitte & Touche LLP for professional services rendered for the fiscal years ended December 30, 2005 and December 31, 2004:

Fee Category	Fiscal 2005 Fees	Fiscal 2004 Fees
Audit Fees	$672.9	$723.1
Audit-Related Fees	11.0	10.0
Tax Fees	3.0	9.3
All Other Fees	606.0	129.5
Total Fees	$1,292.9	$871.9

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

All Other Fees.   Consist of fees for Sarbanes-Oxley compliance.

Our audit committee pre-approves and is responsible for the engagement of all services provided by our independent auditors.

PART IV

ITEM 15.         Exhibits and Financial Statement Schedules

(a)	Documents filed as part of the report.
	(1)	Consolidated Financial Statements
		Report of Independent Registered Public Accounting Firm	F-1
		Consolidated Balance Sheets	F-2
		Consolidated Statements of Operations	F-3
		Consolidated Statements of Stockholders’ Equity (Deficit)	F-4
		Consolidated Statements of Cash Flows	F-5
		Notes to Consolidated Financial Statements	F-7 to F-33
	(2)	Exhibits
See Exhibit Index beginning on page 41

 ITEM 16.      Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERLINE BRANDS, INC.

/s/ MICHAEL J. GREBE
Michael J. Grebe President and Chief Executive Officer

Date: March 16, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities indicated and on the 16th day of March, 2006.

/s/ ERNEST K. JACQUET	/s/ DREW T. SAWYER
Ernest K. Jacquet	Drew T. Sawyer
Chairman of the Board and Director	Director
/s/ MICHAEL J. GREBE	/s/ MICHAEL E. DEDOMENICO
Michael J. Grebe	Michael E. DeDomenico
President, Chief Executive Officer and Director	Director
(Principal Executive Officer)
/s/ THOMAS J. TOSSAVAINEN	/s/ CHARLES W. SANTORO
Thomas J. Tossavainen	Charles W. Santoro
Chief Financial Officer	Director
(Principal Accounting Officer and
Principal Financial Officer)
/s/ BARRY J. GOLDSTEIN	/s/ GIDEON ARGOV
Barry J. Goldstein	Gideon Argov
Director	Director
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
2.2

Stock Purchase and Sale Agreement, dated as of July 7, 2005, by and among Copperfield, the shareholders listed therein and the Company (incorporated by reference to Exhibit 10.1 to Interline Brands’ Current Report on Form 8-K filed on July 13, 2005).

3.1	Second Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004).
3.2	Amended and Restated By-Laws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004).
4.1

Indenture, dated as of May 23, 2003, among the Company, the Subsidiary Guarantors thereto and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.1 to Interline Brands, Inc.’s Amendment No. 5 to Form S-1 Registration Statement filed on December 14, 2004 (No. 333-116482)).

4.2

Credit Agreement, dated as of May 29, 2003, among the Company, the Lender Parties thereto, Credit Suisse First Boston, as Administrative Agent, and JPMorgan Chase Bank, as Syndication Agent (incorporated by reference to Exhibit 10.1 to Interline Brands, Inc.’s Amendment No. 5 to Form S-1 Registration Statement filed on December 14, 2004 (No. 333-116482)).

4.3

Amendment No. 1, dated as of December 19, 2003, to the Credit Agreement dated as of May 29, 2003, among the Company and the lenders party thereto (incorporated by reference to Exhibit 10.1 to Interline Brands, Inc.’s Amendment No. 5 to Form S-1 Registration Statement filed on December 14, 2004 (No. 333-116482)).

4.4

Amendment No. 2, dated as of December 21, 2004, to the Credit Agreement dated as of May 29, 2003, among the Company and the lenders party thereto and the related Amendment and Restatement Agreement dated as of December 21, 2004, among the Company and the lenders party thereto and the related Amendment and Restatement Agreement dated as of December 21, 2004, among the company and the lenders party thereto (incorporated by reference to Exhibit 10.6 to Interline Brands, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2004).

4.5

Supplemental Indenture, dated as of July 8, 2005, among the Company, CCS Enterprises, Inc., Copperfield Chimney Supply, Inc., Riverton Machine & Foundry, Inc., the other subsidiary guarantors thereto and the Bank of New York, as trustee (incorporated by reference to Exhibit 10.52 of Interline Brand’s Amendment No. 1 to Form S-1 filed on July 22, 2005 (No. 333-126515)).

4.6

Incremental Facility Amendment, dated as of July 7, 2005, among Interline Brands, the Company, the lenders named therein and Credit Suisse as administrative agent (incorporated by reference to Exhibit 10.53 of Interline Brand’s Amendment No. 1 to Form S-1 filed on July 22, 2005 (No. 333-126515)).

4.7

Amendment No. 1, dated as of August 8, 2005, to the Amended and Restated Credit Agreement dated as of December 21, 2004, among the Company, Interline Brands, Inc., the lenders party thereto and Credit Suisse, Cayman Islands Branch, as Administrative Agent. (incorporated by reference to exhibit 10.1 to the Interline Brand, Inc.’s Quarterly Report on Form 10-Q filed on August 11, 2005).

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

10.7

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

10.15

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

10.18

Amendment and Restated Employment Agreement, dated as of December 15, 2004, by and between Interline Brands, Inc. and William R. Pray (incorporated by reference to Exhibit 10.24 to Interline Brands, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2004).

10.19

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

10.21

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

10.25

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

10.29

Amendment to Employment Agreement, dated November 10, 2004, between the Company and Thomas J. Tossavainen (incorporated by reference to Exhibit 10.35 to Interline Brands, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2004).

10.30

Employment Agreement, dated July 25, 2005, between the Company and Thomas J. Tossavainen (incorporated by reference to Exhibit 10.55 of Interline Brand’s Amendment No. 2 to Form S-1 filed on August 1, 2005 (No. 333-126515)).

10.31

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

10.33

Amendment, dated September 9, 2005, to Employment Agreement, dated as of December 15, 2004, between the Company and William R. Pray (incorporated by reference to Exhibit 10.56 to Interline Brands’ Quarterly Report on Form 10-Q for the quarter ended September 30, 2005).

10.34

Form of Deferred Stock Unit Agreement and Notice of Election for Non-employee Directors (incorporated by reference to Exhibit 10.36 to Interline Brands’ Annual Report on Form 10-K for the year ended December 30, 2005)

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14 of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14 of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
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

REPORT OF INDEPENDENT REGISTERED PUBLIC  ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Interline Brands, Inc. a New Jersey Corporation
Jacksonville, Florida

We have audited the accompanying consolidated balance sheets of Interline Brands, Inc., a New Jersey Corporation, and its subsidiaries (the “Company”) (a wholly owned subsidiary of Interline Brands, Inc., a Delaware Corporation) as of December 30, 2005 and December 31, 2004, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 30, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 30, 2005 and December 31, 2004, and the results of its operations and its cash flows for each of the three years in the period ended December 30, 2005, in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE, LLP
Certified Public Accountants

March 16, 2006
Jacksonville, Florida

INTERLINE BRANDS, INC.
(A NEW JERSEY CORPORATION) AND SUBSIDIARIES
(A WHOLLY OWNED SUBSIDIARY OF INTERLINE BRANDS, INC., A DELAWARE CORPORATION)
CONSOLIDATED BALANCE SHEETS
DECEMBER 30, 2005 AND DECEMBER 31, 2004
(In thousands, except share and per share data)

	2005	2004
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,958	$69,178
Accounts receivable—trade (net of allowance for doubtful accounts of $8,150 and $6,929)	113,271	98,511
Accounts receivable—other	12,163	17,828
Inventory	165,282	145,532
Prepaid expenses and other current assets	5,498	3,204
Deferred income taxes	13,945	12,084
Total current assets	313,117	346,337
PROPERTY AND EQUIPMENT, net	29,865	28,767
GOODWILL	249,574	203,848
OTHER INTANGIBLE ASSETS, net	104,244	85,361
OTHER ASSETS	8,969	9,067
TOTAL ASSETS	$705,769	$673,380
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Revolver	$3,000	$—
Current portion of long-term debt	1,400	1,000
Accounts payable	69,182	53,260
Accrued expenses and other current liabilities	22,026	22,180
Accrued interest payable	2,152	3,042
Accrued merger expenses	5,408	6,131
Accrued income taxes payable	1,780	7,372
Total current liabilities	104,948	92,985
LONG-TERM LIABILITIES:
Deferred income taxes	34,646	25,221
Long-term debt, net of current portion	280,675	302,275
Capital leases	958
TOTAL LIABILITIES	421,227	420,481
COMMITMENTS AND CONTINGENCIES
SENIOR PREFERRED STOCK, $0.01 par value, 1 share authorized and outstanding as of December 30, 2005 and December 31, 2004; at liquidation value	437,420	381,327
STOCKHOLDERS’ EQUITY (DEFICIT):
Common stock; no par value, 100 authorized, issued and outstanding as of December 30, 2005 and December 31, 2004	177,586	174,879
Accumulated deficit	(331,456)	(304,162)
Accumulated other comprehensive income	992	855
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(152,878)	(128,428)
TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$705,769	$673,380

See accompanying notes to consolidated financial statements.

INTERLINE BRANDS, INC.
(A NEW JERSEY CORPORATION) AND SUBSIDIARIES
(A WHOLLY OWNED SUBSIDIARY OF INTERLINE BRANDS, INC., A DELAWARE CORPORATION)
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 30, 2005, DECEMBER 31, 2004 AND DECEMBER 26, 2003
(In thousands)

	2005	2004	2004
NET SALES	$851,928	$743,905	$640,138
COST OF SALES	526,334	458,516	395,894
Gross Profit	325,594	285,389	244,244
OPERATING EXPENSES :
Selling, general and administrative expenses	229,595	202,084	171,091
Depreciation and amortization	13,049	12,600	10,949
IPO related expenses	—	9,215	—
Special costs and expenses	—	—	607
Total Operating Expense	242,644	223,899	182,647
OPERATING INCOME	82,950	61,490	61,597
CHANGE IN FAIR VALUE OF INTEREST RATE SWAPS	—	8,232	5,272
LOSS ON EXTINGUISHMENT OF DEBT	(10,340)	(660)	(14,893)
INTEREST EXPENSE	(25,419)	(39,933)	(40,516)
INTEREST INCOME	236	135	199
OTHER INCOME	639	454	40
Income before income taxes	48,066	29,718	11,699
PROVISION FOR INCOME TAXES	18,335	11,617	4,547
NET INCOME	29,731	18,101	7,152
PREFERRED STOCK DIVIDENDS	(56,092)	(56,715)	(48,623)
NET (LOSS) APPLICABLE TO COMMON STOCKHOLDERS	$(26,361)	$(38,614)	$(41,471)

See accompanying notes to consolidated financial statements.

INTERLINE BRANDS, INC.
(A NEW JERSEY CORPORATION) AND SUBSIDIARIES
(A WHOLLY OWNED SUBSIDIARY OF INTERLINE BRANDS, INC., A DELAWARE CORPORATION)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
YEARS ENDED DECEMBER 30, 2005, DECMEBER 31, 2004 AND DECEMBER 26, 2003
(in thousands except share data)

					Accumulated	Total
					Other	Stockholders’
	Common Stock		(Accumulated	Stockholder	Comprehensive	Equity
	Shares	Amount	Deficit)	Loans	Income (Loss)	(Deficit)
BALANCE, DECEMBER 27, 2002	5,385,189	1,994	(224,077)	(1,440)	(160)	(223,683)
Preferred stock dividends			(48,623)			(48,623)
Retirement of common stock	(50,643)
Interest accrual on stockholder loans				(105)		(105)
Comprehensive income:
Net income			7,152
Foreign currency translation					723
Total comprehensive income						7,875
BALANCE, DECEMBER 26, 2003	5,334,546	1,994	(265,548)	(1,545)	563	(264,536)
Preferred stock dividends			(56,715)			(56,715)
Issuance of restricted stock	65,190
Interest accrual on stockholder loans				(30)		(30)
Foregiveness of stockholder loans				1,575		1,575
Conversion of common stock	(5,399,636)					—
Captial contribution from Parent		172,885				172,885
Comprehensive income:
Net income			18,101
Foreign currency translation					292
Total comprehensive income						18,393
BALANCE, DECEMBER 31, 2004	100	$174,879	$(304,162)	$—	$855	$(128,428)
Preferred stock dividends			(56,093)			(56,093)
Capital contribution from Parent		2,707				2,707
Dividend to Parent			(932)			(932)
Comprehensive income:
Net income			29,731
Foreign currency translation					137
Total comprehensive income						29,868
BALANCE, SEPTEMBER 30, 2005	100	$177,586	$(331,456)	$—	$992	$(152,878)

See accompanying notes to consolidated financial statements.

INTERLINE BRANDS, INC.
(A NEW JERSEY CORPORATION) AND SUBSIDIARIES
(A WHOLLY OWNED SUBSIDIARY OF INTERLINE BRANDS, INC., A DELAWARE CORPORATION)
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 30, 2005, DECEMBER 31, 2004 AND DECEMBER 26, 2003
(In thousands)

	2005	2004	2003
OPERATING ACTIVITIES:
Net income	$29,731	$18,101	$7,152
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	13,049	12,600	10,949
Amortization and write-off of debt issuance costs	3,900	2,558	8,374
Redemption premium on 11.5% senior subordinated notes	8,050	—	—
Stock based compensation	965	—	—
Loss on disposal of property and equipment	53	10	3
Deferred income tax provision	(2,364)	1,709	1,024
Provision for doubtful accounts	2,828	2,040	2,297
Income tax effect from exercise of stock options	215	—	—
Forgiveness of stockholder notes	—	1,875	—
Change in fair value and termination of interest rate swaps	—	(12,793)	(5,272)
Interest income on stockholder loans	—	(30)	(105)
Senior subordinated notes issued for interest due	—	—	1,674
Accretion and write-off of discount on 16% senior subordinated notes	—	—	4,410
Redemption premium on 16% senior subordinated notes	—	—	3,879
Changes in assets and liabilities, net of business acquired:
Accounts receivable—trade	(13,874)	(16,866)	(1,848)
Accounts receivable—other	3,521	(2,863)	120
Inventory	(10,175)	(26,231)	9,050
Prepaid expenses and other current assets	(1,869)	1,056	1,737
Other assets	99	484	(978)
Accrued interest payable	(890)	(2,760)	1,394
Accounts payable	11,282	10,080	(11,106)
Accrued expenses and other current liabilities	1,137	2,846	1,718
Accrued merger expenses	(428)	(591)	(1,383)
Income taxes payable	(5,460)	7,372	—
Net cash provided by (used in) operating activities	39,770	(1,403)	33,089
INVESTING ACTIVITIES:
Purchase of property and equipment	(7,920)	(6,763)	(4,556)
Purchase of investment and other asset			(3,850)
Acquisition of businesses, net of cash acquired	(73,213)	(566)	(18,389)
Net cash used in investing activities	(81,133)	(7,329)	(26,795)
FINANCING ACTIVITIES:
Increase (decrease) in revolver, net	3,000	—	(18,500)
Repayment of long-term debt	(71,200)	(38,250)	(319,236)
Proceeds from financing transaction	50,000
Payment of redemption premium on 11.5% senior subordinated notes	(8,050)
Payment of debt issuance costs	(838)	(1,296)	(13,011)
Contribution from Parent, net	3,361	170,552	—
Payments of capital lease obligations	(335)
Cash dividend to Parent	(932)	—	—
Redemption of preferred stock	—	(55,000)	(215)
Proceeds from refinancing transaction	—	—	340,000
Net cash provided by (used in) financing activities	(24,994)	76,006	(10,962)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	137	292	723
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(66,220)	67,566	(3,945)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	69,178	1,612	5,557
CASH AND CASH EQUIVALENTS, END OF YEAR	$2,958	$69,178	$1,612

INTERLINEBRANDS, INC.
(A NEW JERSEY CORPORATION) AND SUBSIDIARIES
(A WHOLLY OWNED SUBSIDIARY OF INTERLINE BRANDS, INC., A DELAWARE CORPORATION)
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
YEARS ENDED DECEMBER 30, 2005, DECEMBER 31, 2004 AND DECEMBER 26, 2003
(In thousands)

	2005	2004	2003
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$23,363	$40,726	$33,258
Income taxes (net of refunds)	$26,003	$1,937	$1,353
SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Dividends on preferred stock	$56,092	$56,715	$48,623
Adjustment to liabilities assumed and goodwill on businesses acquired	$8,443	$2,193	$—
Contribution receivable from Parent, exercise of underwriters’ over-allotment options	$—	$2,333	$—
Note issued for purchase of business and accrual of additional purchase price	$—	$—	$4,300
Note issued for purchase of investment	$—	$—	$3,275

See accompanying notes to consolidated financial statements.

INTERLINE BRANDS, INC. (A NEW JERSEY CORPORATION) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 30, 2005, DECEMBER 31, 2004 AND DECEMBER 26, 2003
(In thousands, except share data)

1.   DESCRIPTION OF THE BUSINESS

Interline Brands, Inc., a New Jersey corporation, and its subsidiaries (the “Company”) (a wholly owned subsidiary of Interline Brands, Inc., a Delaware Corporation) is a direct marketer and specialty distributor of maintenance, repair and operations (“MRO”) products. The Company sells plumbing, electrical, hardware, security hardware, heating, ventilation and air conditioning and other MRO products. Interline’s highly diverse customer base consists of multi-family housing, educational, lodging and health care facilities, professional contractors and specialty distributors.

The Company markets and sells its products primarily through nine distinct and targeted brands. The Company utilizes a variety of sales channels, including a direct sales force, telesales representatives, a direct marketing program, brand-specific websites and a national accounts sales program. The Company provides same day/next day delivery of its products through its network of regional distribution centers located throughout the United States and Canada, a national distribution center in Nashville, Tennessee, vendor managed inventory locations at large professional contractor customer locations and its dedicated fleet of trucks.

During December 2004, a reincorporation merger occurred and Interline Brands, Inc., a Delaware Corporation, (“Interline Delaware”) became the parent company of its principal operating subsidiary, the Company. This transaction is described below under “Note 4. Significant Transactions—Initial Public Offering Transaction.”

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation—The consolidated financial statements include the accounts of Interline Brands, Inc. and its subsidiaries. These statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Intercompany balances and transactions have been eliminated in consolidation.

Fiscal Year—The Company operates on a 52-53 week fiscal year, which ends on the last Friday in December. The fiscal year ended December 30, 2005 was a fifty-two week year. The fiscal years ended December 31, 2004 and December 26, 2003 were fifty-three week and fifty-two week years, respectively. References herein to 2005, 2004, and 2003 are for the fiscal years ended December 30, 2005, December 31, 2004 and December 26, 2003, respectively.

Cash and Cash Equivalents—Cash and cash equivalents consist of cash and highly liquid investments with an original maturity of three months or less.

Inventories—Inventories, consisting substantially of finished goods, are valued at the lower of cost or market. Inventory cost is determined using the weighted-average cost method. The Company adjusts inventory for excess and obsolete inventory and for the difference by which the cost of the inventory exceeds the estimated market value. In order to determine the adjustments, management reviews inventory quantities on hand, slow movement reports and sales history reports. Management estimates the required adjustment based on estimated demand for products and market conditions. To the extent historical results are not indicative of future results and if events occur that affect the Company’s relationships with suppliers or the salability of their products, additional write-offs may be needed that will increase cost of sales and decrease inventory.

Property and Equipment—Property and equipment purchased in the normal course of business is stated at cost, net of accumulated depreciation and amortization. Expenditures for additions, renewals and betterments are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred. Property and equipment acquired in connection with acquisitions are recorded at fair market value as of the date of the acquisition. Upon the retirement or disposal of assets, the cost and accumulated depreciation or amortization is eliminated from the accounts and the resulting gain or loss is credited or charged to operations. Leasehold improvements and assets under capital leases are amortized, using the straight-line method, over the lesser of the estimated useful lives or the term of the lease. Depreciation and amortization, including assets under capital leases, is computed using the straight-line method based upon estimated useful lives of the assets as follows:

Buildings	39-40 years
Machinery and equipment	5-7 years
Office furniture and equipment	5-7 years
Vehicles	5 years
Leasehold improvements	1-10 years

Costs of Computer Software Developed or Obtained for Internal Use—The Company capitalizes costs related to internally developed software in accordance with Statement of Position (“SOP”) No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. Only costs incurred during the development stage, including design, coding, installation and testing are capitalized. These capitalized costs primarily represent internal labor costs for employees directly associated with the software development. Upgrades or modifications that result in additional functionality are capitalized. Approximately $1.0 million, $0.8 million, and $0.8 million, was capitalized in 2005, 2004, and 2003, respectively.

Goodwill—Goodwill represents the excess of the costs of acquired companies over the fair value of their net tangible assets. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, the Company does not amortize goodwill but is required to annually evaluate goodwill for impairment. Goodwill is tested for impairment at least annually, or whenever events of changes in circumstances indicate that the carrying amount may not be recoverable. The Company has elected to perform its annual goodwill impairment test as of the last day of each year. No impairment was identified as a result of its impairment test for any year presented.

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

Impairment of Long-Lived Assets—The Company evaluates its intangible assets for impairment on an annual basis or when an event occurs or circumstances change that would indicate that the fair value of the intangible asset has reduced below its carrying amount. Such evaluations include an assessment of customer retention, cash flow projections and other factors the Company believes are relevant. The discounted future expected net cash flows of each identifiable asset are used to measure impairment losses. The Company has not identified any impairment losses with respect to long-lived assets for any year presented.

Foreign Currency Translation—Assets and liabilities of the Company’s foreign subsidiary, where the functional currency is the local currency, are translated into United States dollars at the year end exchange rate. The related translation adjustments are recorded as a component of other comprehensive income. Revenues and expenses are translated using average exchange rates prevailing during the year.

Risk Insurance—The Company has a $0.3 million self-insured retention per occurrence in connection with its workers’ compensation policy (“Risk Insurance”). The Company accrues its estimated cost in connection with its portion of its Risk Insurance losses using an actuarial methodology based on claims filed, historical development factors and an estimate of claims incurred but not yet recorded. The Company discounted its workers compensation reserve at the rate of 6% at December 30, 2005. Claims paid are charged against the reserve.

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

Concentrations of Credit Risk—Financial instruments, which potentially subject the Company to concentration of credit risk, consist principally of accounts receivable. The Company’s accounts receivable are principally from facilities maintenance, professional contractor and specialty distributor customers in the United States and Canada. Concentration of credit risk with respect to accounts receivable, however, is limited due to the large number of customers comprising the Company’s customer base. The Company performs credit evaluations of its customers; however, the Company’s policy is not to require collateral. As of December 30, 2005 and December 31, 2004, the Company had no significant concentrations of credit risk.

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

Revenue Recognition—The Company recognizes revenue in accordance with Securities and Exchange Commissions (“SEC”) Staff Accounting Bulletin (“SAB”) No. 101, Revenue Recognition in Financial Statements, as amended by SAB No. 104, Revenue Recognition, corrected copy. The SEC requires that the following four basic criteria must be met before the Company recognizes revenue:

•       persuasive evidence of an arrangement exists;

•       delivery has occurred or services have been rendered;

•       the seller’s price to the buyer is fixed or determinable; and

•       collectibility is reasonably assured.

The Company recognizes a sale when the product has been shipped and risk of loss has passed to the customer. For goods shipped by third party carriers, the Company recognizes revenue upon shipment since the terms are generally FOB shipping point. Sales are recorded net of estimated discounts, rebates and returns. A portion of the Company’s sales are delivered direct from the suppliers. These direct-shipment sales are recorded on a gross basis, with the corresponding cost of goods sold, in accordance with the guidance in Emerging Issues Task Force (“EITF”) No. 99-19, Reporting Revenues Gross as a Principal verses Net as an Agent. The Company provides limited product return and protection rights to certain customers. The Company accrues product return reserves and warranty obligations. A provision is made for estimated product returns based on sales volumes and our experience. Actual returns have not varied materially from amounts provided historically.

Cost of Sales—Cost of sales includes merchandise costs, freight-in, and operating costs related to the Company’s National Distribution Center.

Shipping and Handling Costs—Shipping and handling costs have been included in selling, general and administrative expenses on the consolidated statements of operations. Such amounts were approximately $40.6 million, $39.0 million, and $32.5 million in 2005, 2004 and 2003, respectively.

Advertising Costs—Costs of producing and distributing sales catalogs and promotional flyers are capitalized and charged to expense over the life of the related catalog and promotional flyers. Advertising expenses, net of co-op advertising, were approximately $2.7 million, $2.1 million, and $1.3 million in 2005, 2004 and 2003, respectively.

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

The following table illustrates the effect on net income (loss) for the year ended December 30, 2005 as if the Company and its Parent had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation (in thousands, except per share amounts):

	Year Ended
	December 30, 2005	December 31, 2004
Net income as reported	$29,731	$18,101
Add: Stock-based employee compensation expense
included in reported net income, net of related
tax effects	589	—
Deduct: Total stock-based employee compensation
expense determined under fair value based method
for all awards, net of tax	(871)	(6,796)
Pro forma net income	29,450	11,305
Preferred stock dividends	(56,092)	(56,715)
Net (loss) applicable to common shareholders	$(26,642)	$(45,410)

The fair value of each option was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for options granted in 2005 under the 2004 Equity Incentive Plan: dividend yield of 0%, volatility of 29%, risk-free interest rate of 3.97% and expected life of 5 years. The following weighted average assumptions were used for options granted in 2004 and 2003 under the 2000 Stock Award Plan. For 2004, dividend yield of 0%, expected volatility of 31%, risk-free interest rate of 3.71%, and expected life of 5 years. For 2003, dividend yield of 0%, expected volatility of 0%, risk-free interest rate of 4.02%, and expected life of 5 years. The fair value of the 2003 awards approximated zero.

Segment Information—The Company is in one industry—the distribution of MRO products. In accordance with SFAS No. 131, Disclosure about segments of an Enterprise and Related Information, the Company has one operating segment. The Company’s sales by product category are as follows:

Product Category	2005	2004	2003
Plumbing	$358,670	$331,200	$300,865
Electrical	120,198	115,359	76,817
Heating, Ventilation and Air Conditioning	101,519	46,333	38,408
Security	54,076	52,073	51,211
Appliances	51,093	46,493	38,408
Hardware	49,875	48,300	44,810
Other	116,497	104,147	89,619
Total	$851,928	$743,905	$640,138

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

Derivative Financial Instruments—Historically, the Company entered into derivative financial instruments, from time to time, including interest rate exchange agreements (“Swaps”) to manage its exposure to fluctuations in interest rates on its debt. Under Swaps the Company held in 2004 and 2003, the Company paid a fixed rate on the notional amount to its banks and the banks paid the Company a variable rate on the notional amount equal to a base LIBOR rate. The Company’s derivative activities, all of which are for purposes other than trading, are initiated within the guidelines of corporate risk-management policies. See Note 7 for further description of the Swaps. The Company recorded a gain of $8,232 in 2004 and $5,272 in 2003, as a result of the change in market value of the Swaps.

Reclassifications—Certain prior year amounts in the financial statements and the notes have been reclassified to conform to the 2005 presentation. The reclassifications had no effect on total stockholders’ equity or net income (loss).

Recent Accounting Standards—In February 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 155, Accounting for Certain Hybrid Financial Instrument—an amendment of FASB Statements No. 133 and 140, which resolves issues addressed in SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, Implementation Issue No. D1, Application of Statement 133 to Beneficial Interests in Securitized Financial Assets. SFAS No. 155, among other things, permits the fair value remeasurement of any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation; clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133; and establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation. SFAS No. 155 is effective for all financial instruments acquired or issued in a fiscal year beginning after September 15, 2006. The Company is currently assessing the impact of SFAS No. 155 on its results of operations and financial position.

In December 2004, the FASB issued SFAS No. 123R (revised 2004), Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123R requires all share-

based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. This new standard was to be effective for public companies in the first interim or annual reporting period beginning after June 15, 2005. In April 2005, the Securities and Exchange Commission (“SEC”) adopted a new rule, which changed the compliance date of SFAS No. 123R to the first interim or annual reporting period of the first fiscal year beginning after June 15, 2005. Since the Company’s 2005 fiscal year end is December 30, this new rule will not change the Company’s scheduled adoption date of December 31, 2005, the first day of the Company’s 2006 fiscal year. SFAS No. 123R permits public companies to adopt its requirements using one of two methods:

1.                A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS No. 123R for all share-based payments granted after the effective date and (b) based on the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS No. 123R that remain unvested on the effective date.

2.                A “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under SFAS No. 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

The Company plans to use the “modified prospective” method upon adopting the requirements of SFAS No. 123R. The Company continues to evaluate technical implementation issues relating to the adoption of SFAS No. 123R, including the selection and use of an appropriate valuation model.

The Company has not yet determined the impact the adoption of SFAS No. 123R will have on its results of operations for future issuances of share-based payments. The adoption of SFAS No. 123R is expected to result in compensation expense that will reduce net earnings. The amount of reduction in net earnings will depend on a number of variables, including, the number of options granted, the vesting periods of options granted, the Company’s stock price and volatility at the date of grant, and employee exercise behaviors. As of December 30, 2005, 2,272,495 stock options are outstanding of which 2,237,740 are vested and 34,755 are not vested. Accordingly, the Company has determined that the adoption of SFAS No. 123R will not have a material effect on its results of operations associated with these previously issued options. Had the Company adopted SFAS No. 123R in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net income and net income (loss) applicable to common shareholders in Stock-Based Compensation.

In March 2004, the FASB issued Interpretation (“FIN”) No. 46(R)-5, Implicit Variable Interests under FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities. FIN No. 46 (R)-5 is effective for the first reporting period beginning after March 3, 2005; however, earlier application is permitted for periods for which financial statements have not yet been issued. The Company has evaluated the impact of FIN No. 46(R)-5 and determined that the impact is immaterial to the consolidated financial statements.

In November 2004, the FASB issued SFAS No. 151, Amendment of ARB No. 43, Chapter. This statement amends the guidance in Accounting Research Bulletin No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). This statement requires that those items be recognized as current-period charges. In addition, this statement requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The company has evaluated the impact of SFAS No. 151 and determined that the impact will be immaterial to the consolidated financial statements.

In March 2005, the FASB issued FIN No. 47, Accounting for Conditional Asset Retirement Obligations. This interpretation states that the term “conditional asset retirement obligation” as used in paragraph A23 of SFAS No. 143, Accounting for Asset Retirement Obligations, refers to a legal obligation to perform an asset retirement in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement obligation is unconditional even though uncertainty exists about the timing and (or) method of settlement. The effective date for adopting this interpretation is no later than the end of fiscal years ending after December 15, 2005. The Company’s financial condition, results of operations and cash flows were not impacted by the adoption of FIN No. 47 in 2005.

In May 2005, the FASB issued Statement No. 154, Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3. SFAS No. 154 replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements—an amendment of APB Opinion No. 28, and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS No. 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to do so, in which case other alternatives are required. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005, or for the Company’s fiscal 2006 year end. The Company has evaluated the requirements of SFAS No. 154 and has determined that there is no impact on the consolidated financial statements.

3.   GOODWILL AND OTHER INTANGIBLE ASSETS

A summary of changes to goodwill for the year ended December 30, 2005 and December 31, 2004 follows:

	2005	2004
Beginning balance	$203,848	$202,227
Acquisitions	35,648	—
Adjustments to acquisition accruals	10,078	1,621
Ending Balance	$249,574	$203,848

The acquisition of goodwill during 2005 relates to the Company’s July 2005 acquisition of CCS Enterprises, Inc. This is discussed in further detail in Note 4. Adjustments to goodwill during 2005 and 2004 relate primarily to the establishment of acquisition accruals for the CCS and Florida Lighting acquisitions of which $9.5 million relates to the recording of deferred taxes on the assets and liabilities acquired in the CCS acquisition. This increase was partially offset by adjustments to acquisition accruals established for the Barnett and Florida Lighting acquisitions that were settled for less than the estimated amounts accrued.

The gross carrying amount and accumulated amortization of the Company’s intangible assets other than goodwill as of December 30, 2005 and December 31, 2004 are as follows:

	Gross	Net
	Carrying	Accumulated	Book
	Amount	Amortization	Value
December 30, 2005
Customer lists	$70,362	$11,545	$58,817
Trademarks	41,721	4,786	36,935
Deferred debt issuance costs	15,297	7,553	7,744
Non-compete agreements	2,616	1,868	748
Total	$129,996	$25,752	$104,244
December 31, 2004
Customer lists	$49,362	$8,229	$41,133
Trademarks	36,221	3,817	32,404
Deferred debt issuance costs	14,460	3,653	10,807
Non-compete agreements	2,616	1,599	1,017
Total	$102,659	$17,298	$85,361

The amortization of deferred debt issuance costs, recorded as a component of interest expense, was $1.6 million, $1.9 million, and $1.8 million in 2005, 2004 and 2003, respectively and write-off of such costs were $2.3 million, $0.7 million and $6.5 million in 2005, 2004 and 2003, respectively. Amortization expense on other intangible assets was $4.6 million, $4.0 million and $2.7 million for 2005, 2004 and 2003, respectively. Expected amortization expense on other intangible assets (excluding deferred debt issuance costs which will vary depending upon debt payments) for each of the five succeeding fiscal years is expected to be as follows:

For fiscal year:
2006	$5,194
2007	$5,177
2008	$5,160
2009	$4,928
2010	$4,928

Change in Estimate—Effective July 1, 2003, the Company changed the estimated useful life of customer lists acquired in the acquisition of Barnett and Sexauer during September 2000 and November 1999 respectively, from 40 years to 17 years. The estimated remaining useful life of 17 years was based upon the expected life of the customer accounts acquired using the attrition rate experienced for the twelve-month period ended September 26, 2003, with no consideration given to new accounts generated during this period. This method is consistent with the guidance provided in SFAS No. 142, which suggests that the customer list intangible asset should be amortized based on management’s best estimate of its useful life, following the pattern in which the expected benefits will be consumed or otherwise used up. The effect of this change in the estimated remaining useful life was not material to the Company’s consolidated financial statements.

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

The Company also used $31.3 million of the contribution from Parent from proceeds of its IPO to partially repay the term loan under its credit facility. The Company amended its senior credit facility to allow for the IPO and reduce the interest rate applicable to the Company’s term loans. In conjunction with this amendment, the Company incurred $1.1 million of debt issuance costs. In December 2004, the Company also used $4.6 million of the proceeds to terminate the interest rate swap agreements. In January 2005, the Company used $70.0 million of the proceeds from the IPO transaction to partially redeem its 11.5% senior subordinated notes. In connection with the redemption, the Company paid $8.1 million of premiums for early redemption of the senior subordinated notes and recorded a $10.3 million loss on the early extinguishment of debt, which included a charge for write-off of unamortized debt issuance costs in the amount of $2.3 million in January of 2005.

In connection with the Parent’s IPO transaction, the Company paid bonuses totaling $6.2 million and incurred additional compensation expense for the forgiveness of shareholder loans of $1.9 million and the reimbursement of taxes of $1.1 million on such loan forgiveness. These costs are reported as IPO related expenses in the Statements of Operations.

Special Costs and Expenses—Special costs and expenses for 2003 and 2002 consist of costs associated with distribution center consolidation, relocation, lease termination, severance related costs and other transaction fees. Such costs and expenses were $0.0 million, $0.0 million and $0.6 million for years 2005, 2004 and 2003, respectively.

Barnett Acquisition—In September 2000, the Company completed the acquisition of Barnett, Inc. (the “Barnett Acquisition”) for an aggregate purchase price of $220.8 million including costs of acquisition of approximately $7.1 million. The costs of acquisition include a $3.0 million advisory fee paid to a significant stockholder of the Company. Goodwill recorded in connection with the Barnett Acquisition totaled approximately $89.3 million. Other intangible assets recorded in connection with the Barnett Acquisition totaled approximately $53.1 million. During 2001, the Company finalized its purchase price of Barnett and as a result recorded an increase in goodwill of approximately $12.3 million. These additional costs relate to the closure of duplicate Barnett facilities, severance related to these closures and the relocation and integration of Barnett employees and administrative functions. As of December 30, 2005 and December 31, 2004, $2.2 million and $3.1 million were accrued for such costs, respectively, in accordance with EITF No. 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination.

Florida Lighting Acquisition—On November 24, 2003, the Company purchased the net assets of Florida Lighting, Inc. (the “Florida Lighting Acquisition”), which sells residential lighting and electrical products to electrical contractors, electrical distributors, lighting, showrooms and mass merchants primarily through direct marketing and outbound telesales.

The aggregate purchase price was $23.1 million including costs of acquisition of approximately $0.3 million. Goodwill recorded in connection with the acquisition totaled approximately $7.0 million and is not expected to be deductible for tax purposes. Other intangible assets recorded in connection with the Florida Lighting Acquisition totaled approximately $10.7 million consisting of customer lists of $7.3 million, trademarks of $2.4 million and a non-compete agreement of $1.0 million. Customer lists and trademarks will be amortized over 13 years and 40 years respectively, using the straight line method. The non-compete agreement will be amortized over 5 years, the term of the agreement. During 2004, the Company finalized its purchase price of Florida Lighting and as a result recorded an increase in goodwill of approximately $3.3 million. These additional costs primarily relate to the integration of Florida Lighting systems and operations. As of December 30, 2005 and December 31, 2004, $1.9 million and $3.0 million remained accrued for such costs, respectively, in accordance with EITF No. 95-3.

The purchase price for the Florida Lighting Acquisition included $1.0 million transferred to an escrow fund. The transfer of the payment to the seller was contingent upon general representations and warranties of the seller. The Company paid the full amount in escrow to the seller in November 2004.

The Company also agreed to pay contingent consideration if the acquired business met certain specific operation performance indicators. The consideration was to be paid upon the delivery of the 2004 annual report evidencing such performance, but no later than April 15, 2005. During 2005, the Company paid $0.5 million in contingent consideration and recorded this amount as an addition to the purchase price.

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

2003
Revenues	$666,919
Net income	8,308

The unaudited pro forma results of operations are prepared for comparative purposes only and do not necessarily reflect the results that would have occurred had the acquisition occurred at the date described above or the results which may occur in the future.

CCS Enterprises, Inc. Acquisition—On July 7, 2005, the Company acquired all of the common stock of CCS Enterprises, Inc., also known as Copperfield, under a stock purchase agreement. Copperfield is a national distributor and direct marketer of specialty ventilation and chimney maintenance products and is headquartered in Fairfield, Iowa. This acquisition represents an expansion of the Company’s professional contractor and specialty distributor business. Copperfield had net sales of $41.0 million for the year ended November 30, 2004.

The aggregate purchase price was $70.0 million, including costs of acquisition of $0.7 million, and was funded by borrowings under Interline New Jersey’s credit facility. Included in the purchase price was $4.0 million deposited in an escrow account to cover the representations, warranties and contingencies of the parties to the purchase agreement. The amounts are included in the preliminary purchase price allocation as they are not considered contingent but represent the final payment of the purchase price after finalization of assets purchased and liabilities assumed. The amount in escrow related to contingencies is included because the amount will be either paid to the seller or to a third-party claimant. The Company has included the results of operations for Copperfield from the date of acquisition and applied purchase accounting in accordance with SFAS No. 141, Business Combinations, as of the date of acquisition, which resulted in recorded estimated goodwill of $35.7 million. The allocation of the purchase price is as follows:

Net assets	$7.8
Customer relationships	$21.0
Trademarks	$5.5
Goodwill	$35.7
$70.0

Goodwill recorded in connection with the acquisition of Copperfield is not expected to be deductible for tax purposes.  The intangible assets are subject to amortization and will be amortized on a straight-line basis over a weighted-average useful life of approximately 22.3 years.  The Company recorded an addition to goodwill of $9.5 million in connection with the acquisition of Copperfield to recognize the book to tax basis difference on non-goodwill intangibles.  Supplemental pro forma information has not been provided below because it is immaterial.

5.   ACCOUNTS RECEIVABLE

The Company’s trade receivables are exposed to credit risk. The majority of the market served by the Company is comprised of numerous individual accounts, none of which is individually significant. The Company monitors the creditworthiness of its customers on an ongoing basis and provides a reserve for estimated bad debt losses.

The activity in the allowance for doubtful accounts consisted of the following:

	Balance at			Balance at
	Beginning	Charged to		End
	of Year	Expense	Deductions(1)	of Year
Year ended December 26, 2003:
Allowance for doubtful accounts	$5,322	$2,240	$(1,246)	$6,316
Year ended December 31, 2004:
Allowance for doubtful accounts	$6,316	$2,041	$(1,428)	$6,929
Year ended December 30, 2005:
Allowance for doubtful accounts	$6,929	$2,828	$(1,607)	$8,150

(1)         Accounts receivable written off as uncollectible, net of recoveries

6.   PROPERTY AND EQUIPMENT

Major classifications of property and equipment are as follows:

	2005	2004
Land	$400	$400
Building	9,536	9,536
Machinery and equipment	55,913	49,514
Office furniture and equipment	6,142	5,302
Vehicles	600	581
Leasehold improvements	8,846	7,003
	81,437	72,336
Less accumulated depreciation and amortization	(51,572)	(43,569)
	$29,865	$28,767

Depreciation and amortization expense was approximately $8.5 million, $8.6 million, and $8.2 million for 2005, 2004 and 2003, respectively.

7.   DEBT

Long-term debt consists of the following:

	2005	2004
Term Loans	$148,800	$100,000
Note payable	3,275	3,275
Senior Subordinated Notes—11.5%	130,000	200,000
	282,075	303,275
Less current portion	(1,400)	(1,000)
	$280,675	$302,275

In May 2003, the Company completed an offering of $200 million of 11.5% senior subordinated notes due 2011 (the “11.5% Notes”) and entered into a $205.0 million senior secured credit facility which consisted of a $140.0 million term loan facility and a $65.0 million revolving loan facility, a portion of which is available in the form of letters of credit. The net proceeds from the offering of senior subordinated notes and the refinancing of the former credit facility with the new credit facility were used to: (1) repay all outstanding indebtedness under the Company’s former credit facility, (2) redeem all the 16% senior subordinated notes, (3) pay accrued interest and related redemption premiums on the Company’s former debt and (4) pay transaction fees and expenses. These transactions are hereafter referred to as the Refinancing Transactions.

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

Borrowings under the amended term loan facility and revolving loan facility bear interest, at the Company’s option, at either LIBOR plus a spread or at the alternate base rate plus a spread. The indebtedness under the amended credit facility is guaranteed by the Company and by our domestic subsidiaries. Interest rates in effect on borrowings under the term loan facilities at December 30, 2005 ranged from 6.79% for LIBOR based borrowings and 8.5% for prime based borrowings under the $100.0 million tranche B-1 term loan and 6.29% for LIBOR based borrowings and 8.25% for prime based borrowings under the $50.0 million tranche B-2 term loan. Outstanding letters of credit under the revolving loan facility are subject to a per annum fee equal to the applicable spread over the adjusted

LIBOR for revolving loans. The term loan facility matures on December 31, 2010 and the revolving loan facility matures on May 31, 2008. Debt issuance costs capitalized in connection with the amended credit facility were approximately $1.1 million.

As of December 30, 2005, the Company had $86.4 million available under its revolving loan facility. Total letters of credit issued under this facility as of December 30, 2005 were $10.6 million. There were $3.0 million of borrowings under the revolving loan facility at December 30, 2005. The credit facility is secured by substantially all of the assets of the Company.

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

Historically, the Company and/or the Parent entered into derivative financial instruments from time to time, including interest rate exchange agreements, to manage its exposure to fluctuations in interest rates on its debt. All interest rate swap agreements were terminated as of December 2004.

The credit facility contains customary affirmative and negative covenants that limit the Company’s ability to incur additional indebtedness, pay dividends on its common stock or redeem, repurchase or retire its common stock or subordinated indebtedness, make certain investments, sell assets, and consolidate, merge or transfer assets, and that require the Company to maintain a maximum debt to cash flow ratio and a minimum interest expense coverage ratio. The Company was in compliance with all covenants at December 30, 2005.

In April 2003, the Company issued a non-recourse note payable in the principal amount of $3.3 million for the purchase of an investment. This note, which is secured only by the investment, bears interest at a rate of 4% per annum, with principal due in full in April 2010.

The maturities of long-term debt subsequent to December 30, 2005 are as follows:

2006	$1,400
2007	1,400
2008	1,400
2009	1,400
2010	276,475
Thereafter	—
$282,075

8.   PREFERRED STOCK

The Company has the authority to issue one share of preferred stock, par value $.01 per share. At December 30, 2005 and December 31, 2004, there was one preferred share issued and outstanding, held by the Parent.  In connection with the reincorporation merger and IPO transaction, as described above, the holders of the preferred stock of the Company received an aggregate of $55 million in cash and 19,183,321 shares of Interline Delaware’s common stock and one share of Company preferred stock was issued to the Parent, representing all authorized and outstanding shares of preferred stock of the Company. The preferred stock is stated at its liquidation value plus accrued dividends. As holder of the preferred stock, Interline Delaware is entitled to receive dividends payable at the annual rate of 14%. All dividends

(1) accrue on a daily basis, (2) are cumulative, whether or not earned or declared, (3) are compounded quarterly from the date of issuance of such shares and (4) are declared payable when declared by the Board of Directors. All dividends accrued are payable prior to the payment of any dividend on shares of any junior stock.

9.   STOCKHOLDERS’ EQUITY

Common Stock—During 2004, Interline Delaware completed its IPO described in Note 4 above. In addition to the shares issued to the public at the IPO in December 2004. Interline Delaware issued 19,250,000 shares of its common stock to existing stockholders and senior management of the Company in connection with the reincorporation merger and the IPO. Existing holders of the Company’s common stock received .01218 shares of Interline Delaware’s common stock per share held or an aggregate of 66,667 shares of common stock. Interline Delaware received 100 common shares of the Company, representing all authorized and outstanding shares of common stock of the Company.

Stockholder Loans—In conjunction with the IPO transaction described in Note 4 above, the Company forgave $1.6 million of stockholder loans included in stockholders’ equity and accordingly took a charge to operating income for this amount. As of December 16, 2004, the date the loans were forgiven, and December 26, 2003, $375 and $345, respectively, of interest was accrued on the notes and was included as a portion of the stockholder loans in stockholders’ equity. As of December 30, 2005 and December 31, 2004, there were no stockholder loans outstanding.

10.   PROFIT SHARING PLAN

The Company has qualified profit sharing plans under Section 401(k) of the Internal Revenue Code. Contributions to the plans by the Company are made at the discretion of the Parent’s Board of Directors. Company contributions to the plans were approximately $1.2 million, $1.1 million and $0.7 million for 2005, 2004 and 2003, respectively.

11.   COMMITMENTS AND CONTINGENCIES

Lease Commitments—The Company leases its facilities under operating and capital leases expiring at various dates through 2011. Minimum future rental payments under these operating and capital leases as of December 30, 2005 are as follows:

	Operating	Capital
2006	$11,945	$597
2007	9,571	413
2008	6,932	274
2009	5,667	274
2010	3,508	252
Thereafter	2,782	—
Total payments	$40,405	1,810
Less: amount representing interest		(400)
Present value of minimum lease		1,410
Less: current portion		(452)
Long-term portion		$958

In connection with the Copperfield acquisition, the Company leases an office building from an entity in which an employee and his family hold an ownership interest in the property. This lease was amended in November 2005 and will expire on November 30, 2010, with an option to extend for one additional five year term. Minimum annual rent payable under this lease is approximately $153, plus all real estate taxes and assessments, and all operating costs related to the building. The total rent expense for this lease was approximately $72 in 2005 since the closing of the Copperfield acquisition. The Company believes that the terms of the lease are no less favorable to it than could be obtained from an unaffiliated party.

The Company operates a distribution center, which is leased from an entity, which was partially owned by a stockholder and former director of the Company. The former officer sold his ownership interest in the property in September 2002. Minimum annual rent payable under this lease is approximately $308, plus all real estate taxes and assessments, utilities and insurance related to the premises. Total rent expense for this lease was approximately $308 in both 2005 and 2004 and $289 in 2003. This lease expires on May 31, 2006 and does not contain any renewal terms. The Company believes that the terms of the lease are no less favorable to it than could be obtained from an unaffiliated party.

The Company previously leased an office building from a stockholder and former director of the Company. As amended in March 1995, under the terms of the lease, the Company was required to pay approximately $137 annually, plus all real estate taxes and assessments, utilities and insurance related to the premises. Total rental expense for this lease was $85 for 2004 and $137 for 2003. The lease expired July 31, 2004 and the Company did not renew its lease and relocated as of July 2004. The Company believes that the terms of the lease were no less favorable to it than could be obtained from an unaffiliated party.

Rent expense under all operating leases was approximately $19.1 million, $17.7 million, and $15.7 million for 2005, 2004 and 2003, respectively. Certain of the leases provide that the Company pays taxes, insurance and other operating expenses applicable to the leased premises.

Employment Agreement—The Company (including the Parent for the benefit of the Company) has employment agreements with certain officers of various dates through 2006, unless terminated earlier by the Company and/or the Parent, at combined salaries of $4.2 million, plus bonuses and subject to adjustments.

Management Agreement—In May 2000, the Company entered into an advisory agreement with a significant stockholder of the Company, which provides for an annual advisory fee of $250 plus out-of-pocket expenses of up to $25 per year. The management agreement was terminated in December 2004 in conjunction with the Parent’s IPO.

Contingent Liabilities—At December 30, 2005 and December 31, 2004, the Company was contingently liable for unused letters of credit aggregating approximately $10.6 million and $8.7 million, respectively.

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

Upon completion of the Parent’s IPO in December 2004, 175,820 shares of its restricted stock were issued to senior management. The restricted stock awards will vest contingent upon the executive’s continued employment in one-third installments over three years provided that certain pre-established annual percentage increases in our earnings per share are attained. The restricted stock will also vest if the executive remains in our employ for seven years on the seventh anniversary of the date of grant. In addition, an aggregate of 10,000 shares of the Parent’s restricted stock were issued to two non-employee directors who are not affiliated with any of our principal stockholders. Such awards will vest over two years. As a result of these restricted stock awards, the Company will incur non-cash charges between $0.4 million and $0.9 million in each of the next two to six years depending upon the acceleration of vesting of restricted stock. These two directors also received 20,000 non-qualified stock options with an exercise price equal to the IPO price of $15.00 per share. In addition, the Parent issued to management 1,835,218 non-qualified stock options to purchase the Parent’s common stock with an exercise price equal to the IPO price of $15.00 per share and 590,465 non-qualified stock options to purchase the Parent’s common stock with a weighted average exercise price of $24.00 per share. All of these options were fully vested and exercisable when granted. However, management will only be permitted to sell shares acquired upon the exercise of the options in 25% increments over four years.

A summary of the status of stock option plans to purchase the Parent’s common stock is as follows:

			Weighted
	Number	Exercise Price	Average Exercise
	of Shares	Per Share	Price Per Share
Outstanding at December 26, 2003	2,284	$41.05 - $1,669.13	$509.20
Granted	2,465,739	$15.00 - $41.05	$17.16
Cancelled	(14)	$41.05	$41.05
Outstanding at December 31, 2004	2,468,009	$15.00 - $1,669.13	$17.61
Granted	72,000	$9.05 - $22.91	$19.76
Exercised	(112,849)	$15.00	$15.00
Cancelled	(154,665)	$15.00 - $1,669.13	$30.44
Outstanding at December 30, 2005	2,272,495	$15.00 - $41.05	$16.94

The following table summarizes information about the stock options outstanding under the Parent’s option plan as of December 30, 2005:

	Outstanding Options			Exercisable Options
Range of Exercise Prices	Number of Options	Weighed Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
$15.00 - $15.00	1,751,053	9.0	$15.00	1,751,053	$15.00
$19.05 - $22.91	296,416	9.1	$21.27	261,916	$21.41
$26.25 - $26.25	224,416	9.0	$26.25	224,416	$26.25
$41.05 - $41.05	610	2.1	$41.05	355	$41.05
	2,272,495			2,237,740

13.   PROVISION FOR INCOME TAXES

The provision (benefit) for income taxes for the years 2005, 2004 and 2003, is as follows:

	2005	2004	2003
Current:
Federal	$17,686	$8,530	$2,428
State	2,662	882	577
Foreign	351	496	518
	20,699	9,908	3,523
Deferred
Federal	(2,371)	908	1,167
State	4	871	(143)
Foreign	3	(70)	—
	(2,364)	1,709	1,024
	$18,335	$11,617	$4,547

The components of income before income taxes were as follows:

	2005	2004	2003
United States	$46,916	$28,488	$10,454
Foreign	1,150	1,230	1,245
Total	$48,066	$29,718	$11,699

The reconciliation of the provision for income taxes at the federal statutory tax rate to the provision for income taxes is as follows:

	2005	2004	2003
Federal statutory tax rate	35.00%	35.00%	35.00%
State income taxes, net of federal benefit	3.61	3.83	2.40
Non-deductible expenses	0.32	0.29	0.50
Foreign income taxes	—	(0.01)	0.70
Other	(0.78)	(0.02)	0.30
	38.15%	39.09%	38.90%

Deferred income taxes result primarily from temporary differences in the recognition of certain expenses for financial and income tax reporting purposes. The components of the Company’s deferred tax assets and liabilities at December 30, 2005 and December 31, 2004 consist of the following;

	2005	2004
Deferred tax assets:
Inventory	$4,250	$4,083
Bad debt reserves	2,842	2,420
State taxes	1,340	—
Operating lease	79	—
Closing cost accrual	1,893	2,160
Bonus accrual	0	890
Vacation accrual	352	287
Vendor discounts	1,225	994
Other	4,094	3,381
Total deferred tax assets	16,075	14,215
Deferred tax liabilities:
Identifiable intangibles	(31,023)	(22,754)
Depreciation	(2,079)	(3,054)
State taxes	(3,584)	(1,235)
Swaps constant yield method	0	(103)
Other	(90)	(206)
Total deferred tax liabilities	(36,776)	(27,352)
Net deferred tax liabilities	($20,701)	($13,137)

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

CONSOLIDATING BALANCE SHEET
INTERLINE BRANDS, INC. (A NEW JERSEY CORPORATION) AND THE SUBSIDIARY GUARANTORS
As of December 30, 2005

	Company
	Excluding
	Subsidiary	Subsidiary
	Guarantors	Guarantors	Eliminations	Consolidated
	(In thousands, except share and per share data)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,610	$348	$—	$2,958
Accounts receivable—trade, net	108,926	4,345	—	113,271
Accounts receivable—other	11,739	424	—	12,163
Inventory	156,696	8,586	—	165,282
Prepaid expenses and other current assets	5,183	315	—	5,498
Deferred income taxes	13,139	806	—	13,945
Due from Parent	—	17,518	(17,518)	—
Investment in subsidiaries	117,159	—	(117,159)	—
Total current assets	415,452	32,342	(134,677)	313,117
PROPERTY AND EQUIPMENT, net	28,255	1,610	—	29,865
GOODWILL	212,682	36,892	—	249,574
OTHER INTANGIBLE ASSETS, net	78,288	25,956	—	104,244
OTHER ASSETS	5,694	7,708	(4,433)	8,969
TOTAL ASSETS	$740,371	$104,508	$(139,110)	$705,769
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Revolver	$3,000	$—	$—	$3,000
Current portion of long-term debt	1,400	—	—	1,400
Accounts payable	63,765	5,417	—	69,182
Accrued expenses and other current liabilities	20,211	1,815	—	22,026
Accrued interest payable	2,152	—	—	2,152
Accrued merger expenses	5,408	—	—	5,408
Income taxes payable	29	1,751	—	1,780
Due to subsidiaries	47,818	—	(47,818)	—
Total current liabilities	143,783	8,983	(47,818)	104,948
LONG-TERM LIABILITIES:
Deferred income taxes	34,646	—	—	34,646
Long-term debt, net of current portion	277,400	3,275	—	280,675
Capital leases	—	958	—	958
TOTAL LIABILITIES	455,829	13,216	(47,818)	421,227
SENIOR PREFERRED STOCK	437,420	—	—	437,420
STOCKHOLDERS’ EQUITY (DEFICIT):
Common stock	177,586	—	—	177,586
Additional paid-in-capital	—	43,285	(43,285)	—
Accumulated deficit	(331,456)	48,007	(48,007)	(331,456)
Accumulated other comprehensive loss	992	—	—	992
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(152,878)	91,292	(91,292)	(152,878)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$740,371	$104,508	$(139,110)	$705,769

CONSOLIDATING STATEMENT OF OPERATIONS
INTERLINE BRANDS, INC. (A NEW JERSEY CORPORATION) AND THE SUBSIDIARY GUARANTORS
Year Ended December 30, 2005

	Company
	Excluding
	Subsidiary	Subsidiary
	Guarantors	Guarantors	Eliminations	Consolidated
	(In thousands)
NET SALES	$817,678	$34,250	$—	$851,928
COST OF SALES	507,785	18,549	—	526,334
Gross profit	309,893	15,701	—	325,594
OPERATING EXPENSES:
Selling, general and administrative expenses	221,620	7,975	—	229,595
Depreciation and amortization	12,830	219	—	13,049
Total operating expenses	234,450	8,194	—	242,644
OPERATING INCOME	75,443	7,507	—	82,950
LOSS ON EXTINGUISHMENT OF DEBT	(10,340)	—	—	(10,340)
INTEREST EXPENSE	(40,809)	(102)	15,492	(25,419)
INTEREST INCOME	236	15,492	(15,492)	236
OTHER INCOME	639	639	(639)	639
EQUITY IN EARNINGS OF SUBSIDIARIES	14,492	—	(14,492)	—
Income (loss) before income taxes	39,661	23,536	(15,131)	48,066
PROVISION FOR INCOME TAXES	9,930	8,405	—	18,335
NET INCOME (LOSS)	29,731	15,131	(15,131)	29,731
PREFERRED STOCK DIVIDENDS	(56,092)	—	—	(56,092)
NET (LOSS) INCOME APPLICABLE TO COMMON STOCKHOLDERS	$(26,361)	$15,131	$(15,131)	$(26,361)

CONSOLIDATING STATEMENT OF CASH FLOWS
INTERLINE BRANDS, INC. (A NEW JERSEY CORPORATION) AND THE SUBSIDIARY GUARANTORS
Year Ended December 30, 2005

	Company
	Excluding
	Subsidiary	Subsidiary
	Guarantors	Guarantors	Eliminations	Consolidated
	(In thousands)
OPERATING ACTIVITIES:
Net income	$29,731	$15,131	$(15,131)	$29,731
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	12,830	219	—	13,049
Amortization and write-off of debt issuance costs	3,900	—	—	3,900
Redemption premium on 11.5% senior subordinated notes	8,050	—	—	8,050
Stock based compensation	965	—	—	965
Loss on disposal of property and equipment	53	—	—	53
Deferred income taxes	(3,170)	806	—	(2,364)
Provision for doubtful accounts	2,828	—	—	2,828
Income tax effect from exercise of stock options	215	—	—	215
Equity in earnings of subsidiaries	(15,131)	—	15,131	—
Changes in assets and liabilities, net of business acquired:
Accounts receivable—trade	(13,243)	(631)	—	(13,874)
Accounts receivable—other	3,756	(235)	—	3,521
Inventory	(11,084)	909	—	(10,175)
Prepaid expenses and other current assets	(1,986)	117	—	(1,869)
Due from parent	—	(13,494)	13,494	—
Other assets	738	(639)	—	99
Accrued interest payable	(890)	—	—	(890)
Accounts payable	10,504	778	—	11,282
Accrued expenses and other current liabilities	1,532	(395)	—	1,137
Accrued merger expenses	(428)	—	—	(428)
Income taxes payable	(3,611)	(1,849)	—	(5,460)
Due to subsidiaries	12,616	—	(13,494)	—
Net cash provided by (used in) operating activities	39,053	717	—	39,770
INVESTING ACTIVITIES:
Purchase of property and equipment	(7,818)	(102)	—	(7,920)
Purchase of business, net of cash acquired	(73,213)	—	—	(73,213)
Net cash used in investing activities	(81,031)	(102)	—	(81,133)
FINANCING ACTIVITIES:
Increase in revolver and swingline, net	3,000	—	—	3,000
Repayment of long-term debt	(71,200)	—	—	(71,200)
Proceeds from financing transaction	50,000	—	—	50,000
Payment of redemption premium on 11.5% senior subordinated notes	(8,050)	—	—	(8,050)
Payment of debt issuance costs	(838)	—	—	(838)
Payments on capital lease obligations	—	(335)	—	(335)
Dividend to Parent	(932)	—	—	(932)
Contribution from Parent, net	3,361	—	—	3,361
Net cash used in financing activities	(24,659)	(335)	—	(24,994)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	137	—	—	137
NET DECREASE IN CASH AND CASH EQUIVALENTS	(66,500)	280	—	(66,220)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	69,110	68	—	69,178
CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,610	$348	$—	$2,958

CONSOLIDATING BALANCE SHEET
INTERLINE BRANDS, INC. (A NEW JERSEY CORPORATION) AND THE SUBSIDIARY GUARANTORS
As of December 31, 2004

	Company
	Excluding
	Subsidiary	Subsidiary
	Guarantors	Guarantors	Eliminations	Consolidated
	(In thousands, except share and per share data)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$69,110	$68	$—	$69,178
Accounts receivable-trade, net	98,511	—	—	98,511
Accounts receivable-other	17,828	—	—	17,828
Inventory	145,532	—	—	145,532
Prepaid expenses and other current assets	3,196	8	—	3,204
Deferred income taxes	12,084	—	—	12,084
Due from Parent	—	75,892	(75,892)	—
Investment in subsidiaries	39,745	—	(39,745)	—
Total current assets	386,006	75,968	(115,637)	346,337
PROPERTY AND EQUIPMENT, net	28,767	—	—	28,767
GOODWILL	203,848	—	—	203,848
OTHER INTANGIBLE ASSETS, net	85,361	—	—	85,361
OTHER ASSETS	5,793	7,068	(3,794)	9,067
TOTAL ASSETS	$709,775	$83,036	$(119,431)	$673,380
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Current portion of long-term debt	$1,000	$—	$—	$1,000
Accounts payable	53,260	—	—	53,260
Accrued expenses and other current liabilities	22,180	—	—	22,180
Accrued interest payable	3,042	—	—	3,042
Accrued merger expenses	6,131	—	—	6,131
Income taxes payable	3,772	3,600	—	7,372
Due to subsidiaries	43,270	—	(43,270)	—
Total current liabilities	132,655	3,600	(43,270)	92,985
LONG-TERM LIABILITIES:
Deferred income taxes	25,221	—	—	25,221
Long-term debt, net of current portion	299,000	3,275	—	302,275
TOTAL LIABILITIES	456,876	6,875	(43,270)	420,481
SENIOR PREFERRED STOCK	381,327	—	—	381,327
STOCKHOLDERS’ EQUITY (DEFICIT):
Common stock	174,879	—	—	174,879
Additional paid-in-capital	—	43,285	(43,285)	—
Accumulated deficit	(304,162)	32,876	(32,876)	(304,162)
Accumulated other comprehensive loss	855	—	—	855
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(128,428)	76,161	(76,161)	(128,428)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$709,775	$83,036	$(119,431)	$673,380

CONSOLIDATING STATEMENT OF OPERATIONS
INTERLINE BRANDS, INC. (A NEW JERSEY CORPORATION) AND THE SUBSIDIARY GUARANTORS
Year Ended December 31, 2004

	Company
	Excluding
	Subsidiary	Subsidiary
	Guarantors	Guarantors	Eliminations	Consolidated
	(In thousands, except share and per share data)
NET SALES	$743,905	$—	$—	$743,905
COST OF SALES	458,516	—	—	458,516
Gross profit	285,389	—	—	285,389
OPERATING EXPENSES:
Selling, general and administrative expenses	202,066	18	—	202,084
Depreciation and amortization	12,600		—	12,600
IPO related expenses	9,215	—	—	9,215
Total operating expenses	223,881	18	—	223,899
OPERATING INCOME (LOSS)	61,508	(18)	—	61,490
CHANGE IN FAIR VALUE OF INTEREST RATE SWAPS	8,232	—	—	8,232
LOSS ON EXTIGUISHMENT OF DEBT	(660)	—	—	(660)
INTEREST EXPENSE	(52,353)	—	12,420	(39,933)
INTEREST INCOME	135	12,420	(12,420)	135
OTHER INCOME	454	454	(454)	454
EQUITY IN EARNINGS OF SUSIDIARIES	8,102	—	(8,102)	—
Income (loss) before income taxes	25,418	12,856	(8,556)	29,718
PROVISION FOR INCOME TAXES	7,317	4,300	—	11,617
NET INCOME (LOSS)	18,101	8,556	(8,556)	18,101
PREFERRED STOCK DIVIDENDS	(56,715)	—	—	(56,715)
NET (LOSS) INCOME APPLICABLE TO COMMON STOCKHOLDERS	$(38,614)	$8,556	$(8,556)	$(38,614)

CONSOLIDATING STATEMENT OF CASH FLOWS
INTERLINE BRANDS, INC. (A NEW JERSEY CORPORATION) AND THE SUBSIDIARY GUARANTORS
Year Ended December 31, 2004

	Company
	Excluding
	Subsidiary	Subsidiary
	Guarantors	Guarantors	Eliminations	Consolidated
	(In thousands)
OPERATING ACTIVITIES:
Net income	$18,101	$8,556	$(8,556)	$18,101
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	12,600	—	—	12,600
Amortization and write-off of debt issuance costs	2,558	—	—	2,558
Change in fair value and termination of interest rate swaps	(12,793)	—	—	(12,793)
Loss on disposal of property and equipment	10	—	—	10
Interest on shareholder loans	(30)	—	—	(30)
Forgiveness of shareholder notes	1,875	—	—	1,875
Deferred income taxes	1,709	—	—	1,709
Equity in earnings of subsidiaries	(8,556)	—	8,556	—
Changes in assets and liabilities, net of effects of acquisition:
Cash-restricted	1,000	—	—	1,000
Accounts receivable-trade	(14,826)	—	—	(14,826)
Accounts receivable-other	(2,863)	—	—	(2,863)
Inventory	(26,231)	—	—	(26,231)
Prepaid expenses and other current assets	1,059	(3)	—	1,056
Due from parent	—	(9,306)	9,306	—
Other assets	(62)	(454)	—	(516)
Accounts payable	10,090	(10)	—	10,080
Accrued expenses and other current liabilities	2,846	—	—	2,846
Accrued interest payable	(2,760)	—	—	(2,760)
Accrued merger expenses	(591)	—	—	(591)
Income taxes payable	6,172	1,200	—	7,372
Due to subsidiaries	9,306	—	(9,306)	—
Net cash used in operating activities	(1,386)	(17)	—	(1,403)
INVESTING ACTIVITIES:
Purchase of property and equipment	(6,763)	—	—	(6,763)
Dividend from equity investment	158	—	—	158
Purchase of business, net of assets acquired	(724)	—	—	(724)
Net cash used in investing activities	(7,329)	—	—	(7,329)
FINANCING ACTIVITIES:
Repayment of long-term debt	(38,250)	—	—	(38,250)
Payment of debt issuance costs	(1,296)	—	—	(1,296)
Proceeds from sale of common stock	174,609	—	—	174,609
Initial public offering costs	(4,057)	—	—	(4,057)
Redemption of preferred stock	(55,000)	—	—	(55,000)
Net cash provided by financing activities	76,006	—	—	76,006
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	292	—	—	292
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	67,583	(17)	—	67,566
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,527	85	—	1,612
CASH AND CASH EQUIVALENTS, END OF PERIOD	$69,110	$68	$—	$69,178

CONSOLIDATING BALANCE SHEET
INTERLINE BRANDS, INC. (A NEW JERSEY CORPORATION) AND THE SUBSIDIARY GUARANTORS
As of December 26, 2003

	Company
	Excluding
	Subsidiary	Subsidiary
	Guarantors	Guarantors	Eliminations	Consolidated
	(In thousands, except share and per share data)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,527	$85	$—	$1,612
Cash-restricted	1,000	—	—	1,000
Accounts receivable—trade, net	83,684	—	—	83,684
Accounts receivable—other	12,932	—	—	12,932
Inventory	119,301	—	—	119,301
Prepaid expenses and other current assets	4,255	5	—	4,260
Deferred income taxes	10,318	—	—	10,318
Due from Parent	—	66,586	(66,586)	—
Investment in subsidiaries	41,003	—	(41,003)	—
Total current assets	274,020	66,676	(107,589)	233,107
PROPERTY AND EQUIPMENT, net	30,605	—	—	30,605
GOODWILL	202,227	—	—	202,227
OTHER INTANGIBLE ASSETS, net	90,632	—	—	90,632
OTHER ASSETS	5,412	6,614	(3,315)	8,711
TOTAL ASSETS	$602,896	$73,290	$(110,904)	$565,282
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Current portion of long-term debt	$7,000	$—	$—	$7,000
Accounts payable	43,170	10	—	43,180
Accrued expenses and other current liabilities	19,623	—	—	19,623
Accrued interest payable	5,803	—	—	5,803
Accrued merger expenses	4,739	—	—	4,739
Income taxes payable	(2,400)	2,400	—	—
Due to subsidiaries	43,299	—	(43,299)	—
Total current liabilities	121,234	2,410	(43,299)	80,345
LONG-TERM LIABILITIES:
Deferred income taxes	22,543	—	—	22,543
Interest rate swaps	12,793	—	—	12,793
Long-term debt, net of current portion	331,250	3,275	—	334,525
TOTAL LIABILITIES	487,820	5,685	(43,299)	450,206
SENIOR PREFERRED STOCK	379,612	—	—	379,612
STOCKHOLDERS’ EQUITY (DEFICIT):
Common stock	1,994	—	—	1,994
Additional paid-in-capital	—	43,285	(43,285)	—
Accumulated deficit	(265,548)	24,320	(24,320)	(265,548)
Stockholder loans	(1,545)	—	—	(1,545)
Accumulated other comprehensive loss	563	—	—	563
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(264,536)	67,605	(67,605)	(264,536)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$602,896	$73,290	$(110,904)	$565,282

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

CONSOLIDATING STATEMENT OF CASH FLOWS
INTERLINE BRANDS, INC. (NEW JERSEY) AND THE SUBSIDIARY GUARANTORS
Year Ended December 26, 2003

	Company
	Excluding
	Subsidiary	Subsidiary
	Guarantors	Guarantors	Eliminations	Consolidated
	(In thousands)
OPERATING ACTIVITIES:
Net income (loss)	$7,152	$9,300	$(9,300)	$7,152
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Equity in earnings of subsidiaries	(9,300)	—	9,300	—
Depreciation and amortization	10,949	—	—	10,949
Amortization of debt issuance costs	8,374	—	—	8,374
Accretion and write-off of discount on 16% senior subordinated notes	4,410	—	—	4,410
Redemption premium on 16% senior subordinated notes	3,879	—	—	3,879
Change in fair value of interest rate swaps	(5,272)	—	—	(5,272)
Loss on disposal of property and equipment	3	—	—	3
Interest income on shareholder loans	(105)	—	—	(105)
Deferred income taxes	1,024	—	—	1,024
Senior subordinated notes issued for interest due	1,674	—	—	1,674
Changes in assets and liabilities which provided by cash, net of effects of acquisition:
Cash—restricted	(671)	—	—	(671)
Accounts receivable—trade	449	—	—	449
Accounts receivable—other	120	—	—	120
Inventory	9,050	—	—	9,050
Prepaid expenses and other current assets	1,735	2	—	1,737
Due from parent	—	11,670	(11,670)	—
Other	(243)	(64)	—	(307)
Accounts payable	(11,116)	10	—	(11,106)
Accrued expenses and other current liabilities	1,722	(4)	—	1,718
Accrued interest payable	1,394	—	—	1,394
Accrued merger expenses	(1,383)	—	—	(1,383)
Due to subsidiaries	(11,670)	—	11,670	—
Income taxes payable	(2,400)	2,400	—	—
Net cash provided by operating activities	9,775	23,314	—	33,089
INVESTING ACTIVITIES:
Purchase of property and equipment	(4,556)	—	—	(4,556)
Purchase of investment and other assets	(575)	(3,275)	—	(3,850)
Acquisition of businesses, net of cash acquired	(18,389)	—	—	(18,389)
Net cash used in investing activities	(23,520)	(3,275)	—	(26,795)
FINANCING ACTIVITIES:
Increase in revolver and swingline, net	(18,500)	—	—	(18,500)
Repayment of long-term borrowing	(319,236)	—	—	(319,236)
Proceeds from refinancing transactions	340,000	—	—	340,000
Payment of debt financing costs	(13,011)	—	—	(13,011)
Repurchase of Preferred Stock	(215)	—	—	(215)
Dividends Paid	23,327	(23,327)	—	—
Contribution from Parent	(3,275)	3,275	—	—
Net cash provided by (used in) financing activities	9,090	(20,052)	—	(10,962)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	723	—	—	723
NET DECREASE IN CASH AND CASH EQUIVALENTS	(3,932)	(13)	—	(3,945)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	5,459	98	—	5,557
CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,527	$85	$—	$1,612