Form 10-Q
period 2006-03-31
INTERLINE BRANDS INC
filed 2006-05-09
CIK 1250189

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM               TO

COMMISSION FILE NUMBER 333-106801

INTERLINE BRANDS, INC.

(Exact name of registrant as specified in its charter)

NEW JERSEY	22-2232386
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

801 WEST BAY STREET	32204
JACKSONVILLE, FLORIDA	(Zip code)
(Address of principal executive offices)

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-accelerated Filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐      No ☒

Indicate the number of shares of the registrant’s common stock outstanding, as of the latest practicable date:  As of April 28, 2006, there were no shares of the registrant’s common stock outstanding.

Because the registrant is an indirect wholly owned subsidiary of Interline Brands, Inc., a Delaware corporation, none of the registrant’s outstanding voting stock is held by non-affiliates of the registrant. As of the date hereof, 100 shares of the registrant’s common stock were issued and outstanding and held by Interline Brands, Inc., a Delaware corporation.

TABLE OF CONTENTS

ITEM

PART I. FINANCIAL INFORMATION

1.	Financial Statements
Condensed Consolidated Balance Sheets (Unaudited) as of March 31, 2006 and December 30, 2005
Condensed Consolidated Statements of Operations (Unaudited) for the Three Months Ended March 31, 2006 and April 1, 2005
Condensed Consolidated Statements of Comprehensive Income (Unaudited) for the Three Months Ended March 31, 2006 and April 1, 2005
Condensed Consolidated Statements of Cash Flows (Unaudited) for the Three Months Ended March 31, 2006 and April 1, 2005
Notes to Unaudited Condensed Consolidated Financial Statements
2.	Management’s Discussions and Analysis of Financial Condition and Results of Operations
4.	Controls and Procedures

PART II. OTHER INFORMATION

1.	Legal Proceedings
1A.	Risk Factors
5.	Other Information
6.	Exhibits

SIGNATURES

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

INTERLINE BRANDS, INC. (A NEW JERSEY CORPORATION) AND SUBSIDIARIES
(A WHOLLY OWNED SUBSIDIARY OF INTERLINE BRANDS, INC., A DELAWARE CORPORATION)
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
AS OF MARCH 31, 2006 AND DECEMBER 30, 2005
(in thousands, except share and per share data)

	March 31,	December 30,
	2006	2005

ASSETS
Current Assets:
Cash and cash equivalents	$16,712	$2,958
Accounts receivable - trade (net of allowance for doubtful accounts of $8,475 and $8,150)	116,704	113,271
Accounts receivable - other	9,068	12,163
Inventory	164,621	165,282
Prepaid expenses and other current assets	6,905	5,498
Deferred income taxes	14,537	13,945
Total current assets	328,547	313,117
Property and equipment, net	29,159	29,865
Goodwill	249,554	249,574
Other intangible assets, net	102,527	104,244
Other assets	9,175	8,969
Total assets	$718,962	$705,769

LIABILITIES AND STOCKHOLDER’S DEFICIT
Current Liabilities:
Accounts payable	$68,902	$69,182
Accrued expenses and other current liabilities	22,484	21,574
Accrued merger expenses	5,989	5,408
Accrued interest	5,064	2,152
Income taxes payable	5,916	1,780
Revolver	—	3,000
Current portion of long-term debt	1,400	1,400
Capital lease - current	452	452
Total current liabilities	110,207	104,948

Long-Term Liabilities:
Deferred income taxes	34,101	34,646
Long-term debt, net of current portion	280,325	280,675
Capital lease - long term	875	958
Total liabilities	425,508	421,227
Commitments and contingencies
Senior preferred stock, $0.01 par value, 1 share authorized and outstanding as of March 31, 2006 and December 30, 2005; at liquidation value	452,688	437,420

Stockholder’s deficit:
Common stock; no par value, 100 authorized, issued and outstanding as of March 31, 2006 and December 30, 2005	178,074	177,586
Accumulated deficit	(338,283)	(331,456)
Accumulated other comprehensive income	975	992
Total stockholder’s deficit	(159,234)	(152,878)
Total liabilities and stockholder’s deficit	$718,962	$705,769

See accompanying notes to unaudited condensed consolidated financial statements.

INTERLINE BRANDS, INC. (A NEW JERSEY CORPORATION) AND SUBSIDIARIES
(A WHOLLY OWNED SUBSIDIARY OF INTERLINE BRANDS, INC., A DELAWARE CORPORATION)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
THREE MONTHS ENDED MARCH 31, 2006 AND APRIL 1, 2005
(in thousands, except share and per share data)

	Three Months Ended
	March 31,	April 1,
	2006	2005

Net sales	$224,674	$196,491
Cost of sales	138,966	121,005
Gross profit	85,708	75,486

Operating Expenses:
Selling, general and administrative expenses	61,678	53,740
Depreciation and amortization	3,445	3,117
Total operating expense	65,123	56,857
Operating income	20,585	18,629

Loss on extinguishment of debt	—	(10,340)
Interest expense	(6,952)	(6,270)
Interest income	60	120
Other income	126	168
Income before income taxes	13,819	2,307
Provision for income taxes	5,378	914
Net income	8,441	1,393
Preferred stock dividends	(15,268)	(13,310)
Net loss applicable to common stockholder	$(6,827)	$(11,917)

See accompanying notes to unaudited condensed consolidated financial statements.

INTERLINE BRANDS, INC. (A NEW JERSEY CORPORATION) AND SUBSIDIARIES
(A WHOLLY OWNED SUBSIDIARY OF INTERLINE BRANDS, INC., A DELAWARE CORPORATION)
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
THREE MONTHS ENDED MARCH 31, 2006 AND APRIL 1, 2005
(in thousands, except share and per share data)

	Three Months Ended
	March 31,	April 1,
	2006	2005

Net income	$8,441	$1,393

Other comprehensive income (loss):
Foreign currency translation	(17)	(38)

Total comprehensive income	$8,424	$1,355

See accompanying notes to unaudited condensed consolidated financial statements.

INTERLINE BRANDS, INC. (A NEW JERSEY CORPORATION) AND SUBSIDIARIES
(A WHOLLY OWNED SUBSIDIARY OF INTERLINE BRANDS, INC., A DELAWARE CORPORATION)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
THREE MONTHS ENDED MARCH 31, 2006 AND APRIL 1, 2005
(in thousands)

	Three Months Ended
	March 31,	April 1,
	2006	2005

Cash Flows from Operating Activities:
Net income	$8,441	$1,393
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	3,445	3,117
Amortization and write-off of debt issuance costs	418	2,685
Redemption premium on 11.5% senior subordinated notes	—	8,050
Stock based compensation	716	238
Deferred income taxes	(1,117)	356
Provision for doubtful accounts	836	354

Changes in assets and liabilities, net of business acquired:
Accounts receivable - trade	(4,269)	(7,528)
Accounts receivable - other	3,095	1,536
Inventory	661	(468)
Prepaid expenses and other current assets	(1,407)	(1,888)
Other assets	(206)	(543)
Accounts payable	(280)	665
Accrued expenses and other current liabilities	527	(1,478)
Accrued merger expenses	(64)	2,810
Accrued interest	3,837	(111)
Accrued Income taxes payable	4,136	(6,033)
Net cash provided by operating activities	18,769	3,155
Cash Flows from Investing Activities:
Purchase of property and equipment, net	(1,527)	(1,543)
Purchase of businesses, net of cash acquired	(193)	(1,009)
Net cash used in investing activities	(1,720)	(2,552)
Cash Flows from Financing Activities:
Decrease (increase) in revolver, net	(3,000)	17,000
Repayment of long-term debt	(350)	(70,250)
Payment of redemption premium on 11.5% senior subordinated notes	—	(8,050)
Contribution from Parent, net proceeds from exercise of underwriters over-allotment options	—	1,755
Excess tax benefits from stock-based compensation	155	—
Payments on capital lease obligations	(83)	—
Net cash used in financing activities	(3,278)	(59,545)
Effect of exchange rate changes on cash and cash equivalents	(17)	(38)
Net increase (decrease) in cash and cash equivalents	13,754	(58,980)
Cash and cash equivalents at beginning of period	2,958	69,178
Cash and cash equivalents at end of period	$16,712	$10,198

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$2,697	$1,611
Income taxes (net of refunds)	$2,246	$6,595

Schedule of Non-Cash Investing and Financing Activities:
Dividends on preferred stock	$15,268	$13,310
Adjustment to liabilities assumed and goodwill on businesses acquired	$20	$—

See accompanying notes to unaudited condensed consolidated financial statements.

INTERLINE BRANDS, INC. (A NEW JERSEY CORPORATION) AND SUBSIDIARIES
(A WHOLLY OWNED SUBSIDIARY OF INTERLINE BRANDS, INC., A DELAWARE CORPORATION)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.              DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Business

Interline Brands, Inc., a New Jersey corporation, and its subsidiaries (“Interline” or the “Company”) (a wholly owned subsidiary of Interline Brands, Inc., a Delaware corporation) is a direct marketer and specialty distributor of maintenance, repair and operations (“MRO”) products. The Company sells plumbing, electrical, hardware, security, heating, ventilation and air conditioning (“HVAC”) and other MRO products. Interline’s highly diverse customer base consists of multi-family housing, educational, lodging and health care facilities, professional contractors and specialty distributors.

The Company markets and sells its products primarily through nine distinct and targeted brands. The Company utilizes a variety of sales channels, including a direct sales force, telesales representatives, a direct marketing program, brand-specific websites and a national accounts sales program. The Company delivers its products through its network of regional distribution centers located throughout the United States and Canada, a national distribution center in Nashville, Tennessee, vendor managed inventory locations at large professional contractor customer locations and its dedicated fleet of trucks. Through its broad distribution network, the Company provides same day/next day delivery service to 98% of the U.S. population.

During December 2004, a reincorporation merger occurred and Interline Brands, Inc., a Delaware corporation, (“Interline Delaware” or the “Parent”) became the parent company of the Company, its principal operating subsidiary. In the reincorporation merger, the holders of the preferred stock of Interline received an aggregate of $55 million in cash and 19,183,321 shares of Interline Delaware’s common stock and the holders of the common stock of Interline received 0.01218 shares of Interline Delaware’s common stock per share of Interline common stock, or 66,667 shares of Interline Delaware’s common stock in total. In addition, options to purchase shares of the common stock of Interline were converted into options to purchase shares of Interline Delaware’s common stock.

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements of Interline have been prepared in accordance with accounting principles generally accepted in the United States of America and instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements included in our Annual Report on Form 10-K have been condensed or omitted. The accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this report and the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended December 30, 2005 filed with the Securities and Exchange Commission (“SEC”).

All adjustments which are in the opinion of management, necessary for a fair statement of the results for the interim periods presented have been recorded. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include valuation reserves for accounts receivable, inventory and income taxes, reserves for self-insurance programs, valuation of goodwill and valuation of assets and liabilities assumed in the acquisition of Copperfield. Actual results could differ from those estimates.

Reclassifications

Certain prior year amounts in the unaudited condensed consolidated financial statements and the notes thereto have been reclassified to conform to the current year presentation. These reclassifications had no effect on total stockholder’s equity or net income.

Segment Information

The Company is in one industry, the distribution of maintenance, repair and operations, or MRO, products. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 131, Disclosure about Segments of an Enterprise and Related Information, the Company has one operating segment. Our net sales for the three-month periods ended March 31, 2006 and April 1, 2005 by product category were (in thousands):

	Three Months Ended
	March 31,	April 1,
Product Category	2006	2005

Plumbing	$95,486	$90,386
Electrical	30,106	29,474
Heating, Ventilation and Air Conditioning	26,363	13,625
Security	13,705	13,754
Appliances	12,582	11,789
Hardware	12,357	11,789
Other	34,075	25,674

Total	$224,674	$196,491

2.     STOCK-BASED COMPENSATION

Effective December 31, 2005, the Company adopted the provisions of SFAS No. 123R, Share-Based Payment, using the modified prospective application transition method. Under this method, the share-based compensation cost recognized beginning December 31, 2005 includes compensation cost for (i) all share-based payments granted prior to, but not vested as of December 31, 2005, based on the grant date fair value originally estimated in accordance with the provisions of SFAS No. 123, Accounting for Stock-Based Compensation, and (ii) all share-based payments granted subsequent to December 30, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R. Compensation cost under SFAS No. 123R is recognized ratably using the straight-line attribution method over the expected vesting period or to the retirement eligibility date, if less than the vesting period when vesting is not contingent upon any future performance. In addition, pursuant to SFAS No. 123, the Company is required to estimate the amount of expected forfeitures when calculating the compensation costs, instead of accounting for forfeitures as incurred, which was the method previously used by the Company. As of December 31, 2005, the cumulative effect of adopting the estimated forfeiture method was not significant. Prior periods are not restated under this transition method.

SFAS No. 123R also requires the Company to reflect the tax benefit from the exercise of stock options in the statement of cash flows as a cash inflow from financing activities. Prior to the adoption of SFAS No. 123R, these tax benefits have been reflected as a cash inflow from operating activities. The prior year statement of cash flows has not been restated. There were no stock options exercised during the three months ended March 31, 2006 and April 1, 2005.

The effect of adopting SFAS No. 123R was not material to the Company’s results of operations for the three months ended March 31, 2006.

Prior to December 31, 2005, the Company accounted for stock-based compensation plans in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, as permitted by SFAS No. 123. The Company elected to use the intrinsic value method of accounting for employee and director stock-based compensation expense for its nonqualified employee and director stock option awards and did not recognize compensation expense for the issuance of options with an exercise price equal to or greater than the market price of the underlying common stock at the date of grant. Had the Company elected to adopt the fair value approach as prescribed by SFAS No. 123, which charges earnings for the estimated fair value of stock options, the pro forma net income and pro forma earnings per share for the three months ended April 1, 2005 would have been as follows (in thousands, except per share amounts):

Net income as reported	$1,393

Add: Stock-based compensation expense included in reported net income, net of related tax effects	144

Deduct: Total stock-based compensation expense determined under the fair value-based method for all awards, net of related tax effects	(144)

Pro forma net income	1,393

Preferred stock dividends	(13,310)

Net loss applicable to common stockholders	$(11,917)

Stock Incentive Plans

During 2000, the Company established a Stock Award Plan, (the “2000 Plan”), under which the Company may award a total of 6,395 shares of common stock in the form of incentive stock options (which may be awarded to key employees only), nonqualified stock options, stock appreciation rights, or SARs, and restricted stock awards, all of which may be awarded to directors, officers, key employees and consultants. The Company’s compensation committee will determine in its sole discretion whether a SAR is settled in cash, shares or a combination of cash and shares. In connection with the IPO of Interline Delaware in December 2004, options to purchase shares of the Company’s common stock were converted into options to purchase shares of Interline Delaware’s common stock.

During 2004, Interline Delaware adopted the 2004 Equity Incentive Plan, (the “2004 Plan”), under which Interline Delaware may award 3,175,000 shares in the form of incentive stock options, nonqualified stock options, stock appreciation rights, or SARs, restricted stock units (“RSUs”), restricted stock and stock bonus awards, all of which may be awarded to any employee, director, officer or consultant of the Company or Interline Delaware.

These plans allow Interline Delaware to fulfill its incentive stock options, nonqualified stock options, SARs, RSUs, and restricted stock and stock bonus awards obligations using unissued or treasury shares. The total stock-based compensation expense, which is included in the unaudited condensed consolidated statement of operations, was $0.7 million for the three months ended March 31, 2006.

Stock Options

Under the terms of the 2000 Plan, the exercise price per share for an incentive stock option may not be less than 100% of the fair market value of a share of common stock on the grant date. The exercise price per share for an incentive stock option granted to a person owning stock possessing more than 10% of the total combined voting power of all classes of stock may not be less than 110% of the fair market value of a share of common stock on the grant date. These incentive stock options vest in 25% increments over four years and may not be exercisable after the expiration of ten years from the date of grant.

Under the terms of the 2004 plan and unless the compensation committee of Interline Delaware determines otherwise, the exercise price of the options will not be less than the fair market value of the common stock at the time of grant, vest in 25% increments over four years and may not be exercisable after the expiration of ten years from the date of grant.

As permitted by SFAS No. 123R, the fair values of stock options were estimated using the Black-Scholes option-pricing model. Expected volatility is based on historical performance of Interline Delaware’s stock. The Company also uses historical data to estimate the timing and amount of stock option exercises and forfeitures. The expected life represents the period of time that stock options are expected to remain unvested and is based on the contractual term of the stock options and expected exercise behavior. The risk-free interest rate is based on U.S. Treasury zero-coupon issues with a remaining term equal to the expected option life assumed at the date of grant. The Black-Scholes weighted-average assumptions for the three months ended March 31, 2006 were as follows:

Expected volatility	26.0%

Expected dividends	0.0%

Expected life (in years)	5.0

Risk-free interest rate	4.8%

The weighted average fair value of stock options granted during the three months ended March 31, 2006 was $7.56 per option. There were no stock options granted during the three months ended April 1, 2005.

A summary of stock option activity as of March 31, 2006, and changes during the three-months then ended is presented below:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Options	Shares	Price	Term	Value (a)
			(in years)	(in thousands)

Outstanding at December 30, 2005	2,274,027	$17.42

Granted	345,202	23.31

Forfeited or expired	(51)	41.05

Outstanding at March 31, 2006	2,619,178	$18.20	8.5	$19,751

Exercisable at March 31, 2006	2,238,945	$17.25	8.8	$18,913

(a)             The aggregate intrinsic value represents the amount by which fair value of the underlying stock at period end exceeds the stock option exercise price.

As of March 31, 2006, there was $2.8 million of total unrecognized compensation cost related to unvested stock options. The cost is expected to be recognized over a weighted-average period of 3.9 years.

Restricted Stock and Restricted Stock Units

Shares of restricted stock granted under the 2004 Plan to senior management do not have an exercise price. The stock-based compensation expense associated with the restricted stock is based on the quoted market price of Interline Delaware’s shares of common stock on the date of grant. The restricted stock awards will vest (depending on the grant) either (i) on an accelerated basis contingent upon the executive’s continued employment in one-third installments over three years provided that certain pre-established annual percentage increases in our earnings per share are attained or on the seventh anniversary of the date of grant if the executive remains in our employ for seven years; (ii) evenly over two years; or (iii) at the end of three years.

RSUs granted under the 2004 Plan do not have an exercise price. The stock-based compensation expense associated with the RSUs is based on the quoted market price of Interline Delaware’s shares of common stock on the date of grant. One half of the RSUs will vest on an accelerated basis contingent upon the executive’s continued employment in two installments over two years provided that certain pre-established annual percentage increases in our earnings per share are attained and one half will vest evenly over three years.

In prior periods, unearned stock compensation was recorded as deferred compensation within stockholder’s equity at the date of award based on the quoted market price of Interline Delaware’s common stock on the date of grant and amortized to expense using the straight-line method from the grant date through the vesting date. Upon adoption of SFAS No. 123R, the $1.9 million of deferred compensation as of December 30, 2005 was required to be charged against additional paid-in capital.

A summary status of restricted stock and RSUs as of March 31, 2006, and changes during the three-months then ended is presented below:

	Restricted Stock		Restricted Stock Units
		Weighted-		Weighted-
		Average		Average
		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value

Unvested at December 30, 2005	190,820	$15.11	—	$—

Granted	—	—	173,361	23.32

Vested	(63,607)	15.00	—	—

Unvested at March 31, 2006	127,213	$15.17	173,361	$23.32

As of March 31, 2006, there was $5.3 million of total unrecognized compensation cost related to nonvested restricted stock and RSUs. The cost is expected to be recognized over a weighted-average period of 1.5 years. The total fair value of restricted stock vested during the three months ended March 31, 2006 was $1.5 million. No restricted stock vested during the three months ended April 1, 2005.

3.              DEBT

Long-term debt at March 31, 2006 and December 30, 2005 consists of the following (in thousands):

	March 31,	December 30,
	2006	2005

Term loans	$148,450	$148,800
Note payable	3,275	3,275
Senior Subordinated Noes-11.5%	130,000	130,000

	281,725	282,075
Less current portion	(1,400)	(1,400)

	$280,325	$280,675

In May 2003, the Company completed an offering of $200 million of 11.5% senior subordinated notes due 2011 and entered into a $205.0 million senior secured credit facility.

The Company elected to redeem $70.0 million of the 11.5% senior subordinated notes using proceeds from Interline Delaware’s IPO and gave the 30-day notice, required by the indenture, on December 20, 2004. In January 2005, the Company recorded a loss on extinguishment of debt of $10.3 million, consisting of the write-off of deferred financing costs of $2.3 million and the premium of $8.1 million on the $70.0 million redemption of 11.5% senior subordinated notes.

In December 2004, the Company amended its term loan facility and revolving loan facility. The term loan was reduced to $100.0 million from $140.0 million and the revolving loan facility was increased to $100.0 million from $65.0 million. As part of the amendment in December 2004, the Company paid down $31.3 million of the term loan using proceeds from Interline Delaware’s IPO. The Company also amended its credit facility on July 7, 2005, to permit the incurrence of an additional $50.0 million term loan, having substantially the same terms as the existing term loan in connection with the acquisition of Copperfield. On August 8, 2005, the Company again amended its credit facility to lower the interest rate spreads applicable to the additional $50.0 million term loan. The amended credit facility provides for aggregate commitments of $250.0 million, consisting of (1) a revolving loan facility of $100.0 million, of which a portion not exceeding $20.0 million will be available in the form of letters of credit, and (2) a term loan facility of $150.0 million.

Borrowings under the amended term loan facility and revolving loan facility bear interest, at the Company’s option, at either LIBOR or at the alternate base rate plus a spread. The indebtedness under the amended credit facility is guaranteed by Interline Delaware and by our domestic subsidiaries. Interest rates in effect on borrowings under the term loan facilities at March 31, 2006 ranged from 7.25% for LIBOR based borrowings and 9.00% for prime based borrowings under the $100.0 million tranche B-1 term loan and 6.75% for LIBOR based borrowings and 8.75% for prime based borrowings under the $50.0 million tranche B-2 term loan. Outstanding letters of credit under the revolving loan facility are subject to a per annum fee equal to the applicable spread over the adjusted LIBOR for revolving loans. The term loan facility matures on December 31, 2010 and the revolving loan facility matures on May 31, 2008. Debt issuance costs capitalized in connection with the amended credit facility were approximately $1.1 million.

As of March 31, 2006, the Company had $89.7 million available under its revolving loan facility. Total letters of credit issued under this facility as of March 31, 2006 were $10.3 million. There were no borrowings under the revolving loan facility at March 31, 2006. The credit facility is secured by substantially all of the assets of the Company.

The credit facility contains customary affirmative and negative covenants that limit the Company’s ability to incur additional indebtedness, pay dividends on its common stock or redeem, repurchase or retire its common stock or subordinated indebtedness, make certain investments, sell assets, and consolidate, merge or transfer assets, and that require the Company to maintain a maximum debt to cash flow ratio and a minimum interest expense coverage ratio. The Company was in compliance with all covenants at March 31, 2006.

In April 2003, the Company issued a non-recourse note payable in the principal amount of $3.3 million for the purchase of an investment. This note, which is secured only by the investment, bears interest at a rate of 4.0% per annum, with principal due in full in April 2010.

4.              SUBSIDIARY GUARATORS

The Company completed an offering of $200 million principal amount of 11.5% senior subordinated notes in connection with its Refinancing Transactions in 2003, of which $130 million principal amount remains outstanding. The Company filed a registration statement with the Securities and Exchange Commission with respect to an exchange offer for the 11.5% senior subordinated notes and with respect to resales of the senior subordinated notes by an affiliate of the Company for market-making purposes. The registration statement was declared effective by the SEC and the exchange offer was consummated. The Company’s 11.5% senior subordinated notes are fully and unconditionally guaranteed, jointly and severally, on a subordinated basis by Wilmar Holdings, Inc., Wilmar Financial, Inc. and Glenwood Acquisition LLC (100%-owned subsidiaries of the Company). The guarantees by these subsidiary guarantors (the “Subsidiary Guarantors”) are senior to any of their existing and future subordinated obligations, equal in right of payment with any of their existing and future senior subordinated indebtedness and subordinated to any of their existing and future senior indebtedness. Accordingly, condensed consolidating financial statements for Interline Brands, Inc. and the Subsidiary Guarantors are presented below.

CONSOLIDATING BALANCE SHEET
INTERLINE BRANDS, INC. (A NEW JERSEY CORPORATION) AND THE SUBSIDIARY GUARANTORS
As of March 31, 2006

	Company
	Excluding
	Subsidiary	Subsidiary
	Guarantors	Guarantors	Eliminations	Consolidated
	(In thousands, except share and per share data)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$16,692	$20	$—	$16,712
Accounts receivable—trade, net	116,704	—	—	116,704
Accounts receivable—other	9,068	—	—	9,068
Inventory	164,621	—	—	164,621
Prepaid expenses and other current assets	6,902	3	—	6,905
Deferred income taxes	14,537	—	—	14,537
Due from Parent	—	86,476	(86,476)	—
Investment in subsidiaries	42,697	—	(42,697)	—
Total current assets	371,221	86,499	(129,173)	328,547
PROPERTY AND EQUIPMENT, net	29,159	—	—	29,159
GOODWILL	249,554	—	—	249,554
OTHER INTANGIBLE ASSETS, net	102,527	—	—	102,527
OTHER ASSETS	5,900	7,833	(4,558)	9,175
TOTAL ASSETS	$758,361	$94,332	$(133,731)	$718,962
LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	68,901	$1	$—	$68,902
Accrued expenses and other current liabilities	22,484	—	—	22,484
Accrued interest payable	5,064	—	—	5,064
Accrued merger expenses	5,989	—	—	5,989
Income taxes payable	4,416	1,500	—	5,916
Current portion of long-term debt	1,400	—	—	1,400
Capital lease - current	452	—	—	452
Due to subsidiaries	44,175	—	(44,175)	—
Total current liabilities	152,881	1,501	(44,175)	110,207
LONG-TERM LIABILITIES:
Deferred income taxes	34,101	—	—	34,101
Long-term debt, net of current portion	277,050	3,275	280,325
Long-term debt, net of current portion	875	—	—	875
TOTAL LIABILITIES	464,907	4,776	(44,175)	425,508
SENIOR PREFERRED STOCK	452,688	—	—	452,688
STOCKHOLDER’S EQUITY (DEFICIT):
Common stock	178,074	—	—	178,074
Additional paid-in-capital	—	43,285	(43,285)	—
Accumulated deficit	(338,283)	46,271	(46,271)	(338,283)
Accumulated other comprehensive loss	975	—	—	975
TOTAL STOCKHOLDER’S EQUITY (DEFICIT)	(159,234)	89,556	(89,556)	(159,234)
TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)	$758,361	$94,332	$(133,731)	$718,962

CONSOLIDATING BALANCE SHEET
INTERLINE BRANDS, INC. (A NEW JERSEY CORPORATION) AND THE SUBSIDIARY GUARANTORS
As of December 30, 2005

	Company
	Excluding
	Subsidiary	Subsidiary
	Guarantors	Guarantors	Eliminations	Consolidated
	(In thousands, except share and per share data)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,610	$348	$—	$2,958
Accounts receivable - trade, net	108,926	4,345	—	113,271
Accounts receivable - other	11,739	424	—	12,163
Inventory	156,696	8,586	—	165,282
Prepaid expenses and other current assets	5,183	315	—	5,498
Deferred income taxes	13,139	806	—	13,945
Due from Parent	—	17,518	(17,518)	—
Investment in subsidiaries	117,159	—	(117,159)	—
Total current assets	415,452	32,342	(134,677)	313,117
PROPERTY AND EQUIPMENT, net	28,255	1,610	—	29,865
GOODWILL	212,682	36,892	—	249,574
OTHER INTANGIBLE ASSETS, net	78,288	25,956	—	104,244
OTHER ASSETS	5,694	7,708	(4,433)	8,969
TOTAL ASSETS	$740,371	$104,508	$(139,110)	$705,769
LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)
CURRENT LIABILITIES:
Revolver	$3,000	$—	$—	$3,000
Current portion of long-term debt	1,400	—	—	1,400
Accounts payable	63,765	5,417	—	69,182
Accrued expenses and other current liabilities	20,211	1,815	—	22,026
Accrued interest payable	2,152	—	—	2,152
Accrued merger expenses	5,408	—	—	5,408
Income taxes payable	29	1,751	—	1,780
Due to subsidiaries	47,818	—	(47,818)	—
Total current liabilities	143,783	8,983	(47,818)	104,948
LONG-TERM LIABILITIES:
Deferred income taxes	34,646	—	—	34,646
Long-term debt, net of current portion	277,400	3,275	—	280,675
Capital leases	—	958	—	958
TOTAL LIABILITIES	455,829	13,216	(47,818)	421,227
SENIOR PREFERRED STOCK	437,420	—	—	437,420
STOCKHOLDER’S EQUITY (DEFICIT):
Common stock	177,586	—	—	177,586
Additional paid-in-capital	—	43,285	(43,285)	—
Accumulated deficit	(331,456)	48,007	(48,007)	(331,456)
Accumulated other comprehensive loss	992	—	—	992
TOTAL STOCKHOLDER’S EQUITY (DEFICIT)	(152,878)	91,292	(91,292)	(152,878)
TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)	$740,371	$104,508	$(139,110)	$705,769

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED)
INTERLINE BRANDS, INC. (A NEW JERSEY CORPORATION) AND THE SUBSIDIARY GUARANTORS
Three Months Ended March 31, 2006

	Company
	Excluding
	Subsidiary	Subsidiary
	Guarantors	Guarantors	Eliminations	Consolidated
	(In thousands)

NET SALES	$224,674	$—	$—	$224,674
COST OF SALES	138,966	—	—	138,966
Gross profit	85,708	—	—	85,708
OPERATING EXPENSES:
Selling, general and administrative expenses	61,672	6	—	61,678
Depreciation and amortization	3,445	—	—	3,445
Total operating expenses	65,117	6	—	65,123
OPERATING INCOME	20,591	(6)	—	20,585

INTEREST EXPENSE	(11,121)	—	4,169	(6,952)
INTEREST INCOME	60	4,169	(4,169)	60
OTHER INCOME	126	126	(126)	126
EQUITY IN EARNINGS OF SUBSIDIARIES	2,663	—	(2,663)	—
Income (loss) before income taxes	12,319	4,289	(2,789)	13,819
PROVISION FOR INCOME TAXES	3,878	1,500	—	5,378
NET INCOME (LOSS)	8,441	2,789	(2,789)	8,441
PREFERRED STOCK DIVIDENDS	(15,268)	—	—	(15,268)
NET (LOSS) INCOME APPLICABLE TO COMMON STOCKHOLDER	$(6,827)	$2,789	$(2,789)	$(6,827)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED)
INTERLINE BRANDS, INC. (A NEW JERSEY CORPORATION) AND THE SUBSIDIARY GUARANTORS
Three Months Ended April 1, 2005

	Company
	Excluding
	Subsidiary	Subsidiary
	Guarantors	Guarantors	Eliminations	Consolidated
	(In thousands, except share and per share data)

NET SALES	$196,491	$—	$—	$196,491
COST OF SALES	121,005	—	—	121,005
Gross profit	75,486	—	—	75,486
OPERATING EXPENSES:
Selling, general and administrative expenses	53,735	5	—	53,740
Depreciation and amortization	3,117	—	—	3,117
Total operating expenses	56,852	5	—	56,857
OPERATING INCOME (LOSS)	18,634	(5)	—	18,629
LOSS ON EXTINGUISHMENT OF DEBT	(10,340)	—	—	(10,340)
INTEREST EXPENSE	(9,818)	—	3,548	(6,270)
INTEREST INCOME	120	3,548	(3,548)	120
OTHER INCOME	168	168	(168)	168
EQUITY IN EARNINGS OF SUBSIDIARIES	2,343	—	(2,343)	—
Income before income taxes	1,107	3,711	(2,511)	2,307
PROVISION FOR INCOME TAXES	(286)	1,200	—	914
NET INCOME	1,393	2,511	(2,511)	1,393
PREFERRED STOCK DIVIDENDS	(13,310)	—	—	(13,310)
NET (LOSS) INCOME APPLICABLE TO COMMON STOCKHOLDER	$(11,917)	$2,511	$(2,511)	$(11,917)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (UNAUDITED)
INTERLINE BRANDS, INC. (A NEW JERSEY CORPORATION) AND THE SUBSIDIARY GUARANTORS
Three Months Ended March 31, 2006

	Company
	Excluding
	Subsidiary	Subsidiary
	Guarantors	Guarantors	Eliminations	Consolidated
	(In thousands)
OPERATING ACTIVITIES:
Net income	$8,441	$2,788	$(2,788)	$8,441
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	3,445	—	—	3,445
Amortization and write-off of debt issuance costs	418	—	—	418
Stock based compensation	716	—	—	716
Deferred income taxes	(1,117)	—	—	(1,117)
Provision for doubtful accounts	836	—	—	836
Equity in earnings of subsidiaries	(2,788)	—	2,788	—
Changes in assets and liabilities, net of effects of acquisition:
Accounts receivable—trade	(4,269)	—	—	(4,269)
Accounts receivable—other	3,095	—	—	3,095
Inventory	661	—	—	661
Prepaid expenses and other current assets	(1,404)	(3)	—	(1,407)
Due from parent	—	(2,788)	2,788	—
Other assets	(206)	—	—	(206)
Accounts payable	(280)	—	—	(280)
Accrued expenses and other current liabilities	527	—	—	527
Accrued merger expenses	(64)	—	—	(64)
Accrued interest payable	3,837	—	—	3,837
Income taxes payable	4,136	—	—	4,136
Due to subsidiaries	2,788	—	(2,788)	—
Net cash provided by (used in) operating activities	18,772	(3)	—	18,769
INVESTING ACTIVITIES:
Purchase of property and equipment	(1,527)	—	—	(1,527)
Purchase of business, net of assets acquired	(193)	—	—	(193)
Net cash used in investing activities	(1,720)	—	—	(1,720)

FINANCING ACTIVITIES:
Increase in revolver and swingline, net	(3,000)	—	—	(3,000)
Repayment of long-term debt	(350)	—	—	(350)
Excess tax benefits from stock-based compensation	155	—	—	155
Payments on capital lease obligations	(83)	—	—	(83)
Net cash used in financing activities	(3,278)	—	—	(3,278)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(17)	—	—	(17)
NET DECREASE IN CASH AND CASH EQUIVALENTS	58,951	(3)	—	13,754
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	2,935	23	—	2,958
CASH AND CASH EQUIVALENTS, END OF PERIOD	$10,160	$20	$—	$16,712

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (UNAUDITED)
INTERLINE BRANDS, INC. (A NEW JERSEY CORPORATION) AND THE SUBSIDIARY GUARANTORS
Three Months Ended April 1, 2005

	Company
	Excluding
	Subsidiary	Subsidiary
	Guarantors	Guarantors	Eliminations	Consolidated
	(In thousands)

OPERATING ACTIVITIES:
Net income	$1,393	$2,511	$(2,511)	$1,393
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	3,117	—	—	3,117
Amortization and write-off of debt issuance costs	2,685	—	—	2,685
Redemption premium on 11.5% senior subordinated notes	8,050	—	—	8,050
Loss on disposal of property and equipment	238	—	—	238
Deferred income taxes	356	—	—	356
Equity in earnings of subsidiaries	(2,511)	—	2,511	—
Changes in assets and liabilities, net of effects of acquisition:
Accounts receivable—trade	(7,174)	—	—	(7,174)
Accounts receivable—other	1,536	—	—	1,536
Inventory	(468)	—	—	(468)
Prepaid expenses and other current assets	(1,885)	(3)	—	(1,888)
Due from parent	—	(294)	294	—
Other assets	(375)	(168)	—	(543)
Accrued interest payable	2,810	—	—	2,810
Accounts payable	665	—	—	665
Accrued expenses and other current liabilities	(1,478)	—	—	(1,478)
Accrued merger expenses	(111)	—	—	(111)
Income taxes payable	(3,958)	(2,075)	—	(6,033)
Due to subsidiaries	294	—	(294)	—
Net cash provided by (used in) operating activities	3,184	(29)	—	3,155
INVESTING ACTIVITIES:
Purchase of property and equipment	(1,543)	—	—	(1,543)
Purchase of business, net of assets acquired	(1,009)	—	—	(1,009)
Net cash used in investing activities	(2,552)	—	—	(2,552)
FINANCING ACTIVITIES:
Increase in revolver and swingline, net	17,000	—	—	17,000
Repayment of long-term debt	(70,250)	—	—	(70,250)
Payment of redemption premium on 11.5% senior subordinated notes	(8,050)	—	—	(8,050)
Contribution from Parent, net of proceeds from exercise of underwriters over-allotment options	1,755	—	—	1,755
Net cash used in financing activities	(59,545)	—	—	(59,545)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(38)	—	—	(38)
NET DECREASE IN CASH AND CASH EQUIVALENTS	58,951	(29)	—	(58,980)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	69,111	67	—	69,178
CASH AND CASH EQUIVALENTS, END OF PERIOD	$10,160	$38	$—	$10,198

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References to “us” and “we” are to the Company. You should read the following discussion in conjunction with our unaudited condensed consolidated financial statements and related notes included in this quarterly report, and our audited consolidated financial statements and related notes included  in our Annual Report on Form 10-K filed with the SEC.

Forward-Looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”) that are subject to risks and uncertainties. You should not place undue reliance on those statements because they are subject to numerous uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control. Forward-looking statements include information concerning our possible or assumed future results of operations, including descriptions of our business strategy. These statements often include words such as “may,” “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate” or similar expressions. These statements are based on assumptions that we have made in light of our experience in the industry as well as our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate under the circumstances. As you read and consider this report, you should understand that these statements are not guarantees of performance or results. They involve risks, uncertainties and assumptions. Although we believe that these forward-looking statements are based on reasonable assumptions, you should be aware that many factors could affect our actual financial results or results of operations and could cause actual results to differ materially from those in the forward-looking statements. These factors include:

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

•                  the loss of significant customers,

•                  our ability to accurately predict market trends,

•                  product cost and price fluctuations due to market conditions,

•                  failure to locate, acquire and successfully integrate acquisition candidates,

•                  dependence on key employees,

•                  our inability to protect trademarks,

•                  adverse publicity and litigation,

•                  our level of debt,

•                  interest rate fluctuations,

•                  future cash flows,

•                  changes in consumer preferences,

•                  labor and benefit costs, and

•                  the other factors described under “Part I. Item 1A—Risk Factors” in our Annual Report on Form 10-K filed with the SEC.

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

Overview

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

We market and sell our products primarily through nine distinct and targeted brands, each of which is nationally recognized in the markets we serve for providing premium products at competitive prices with reliable same-day or next-day delivery. Wilmar, Sexauer and Maintenance USA brands generally serve our facilities maintenance customers; Barnett, U.S. Lock, Sun Star and Copperfield brands generally serve our professional contractor customers; Hardware Express and AF Lighting brands generally serve our specialty distributors customers. Our multi-brand operating model, which we believe is unique in the industry, allows us to use a single platform to deliver tailored products and services to meet the individual needs of each respective customer group served. We reach our markets using a variety of sales channels, including a sales force of approximately 400 field sales representatives, over 370 telesales and customer service representatives, a direct marketing program of approximately five million pieces annually, brand-specific websites and a national accounts sales program. We deliver our products through our network of 53 regional distribution centers, 22 professional contractor showrooms located throughout the United States and Canada, a national distribution center, or NDC, in Nashville, Tennessee, 15 vendor managed inventory locations at large professional contractor customer locations and a dedicated fleet of trucks. Our broad distribution network allows us the ability to provide reliable, same-day or next-day delivery service to 98% of the U.S. population.

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

Critical Accounting Policies

In preparing the unaudited condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make certain estimates, judgments and assumptions. These estimates, judgments and assumptions affect the reported amounts of assets and liabilities, including the disclosure of contingent assets and liabilities, at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. On an ongoing basis, management evaluates these estimates and assumptions. Management bases its estimates and assumptions on historical experience and on various other factors that are believed to be reasonable at the time the estimates and assumptions are made. Actual results may differ from these estimates and assumptions under different circumstances or conditions. The significant accounting policies that management believes are the most critical in order to fully understand and evaluate our financial position and results of operations include the following policies.

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

Goodwill, Intangibles and Other Long-Lived Assets

Management assesses the recoverability of our goodwill, identifiable intangibles and other long-lived assets on an annual basis or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The following factors, if present, may trigger an impairment review: (1) significant underperformance relative to expected historical or projected future operating results; (2) significant negative industry or economic trends; (3) a significant increase in competition; and (4) a significant increase in interest rates on debt. If the recoverability of these assets is unlikely because of the existence of one or more of the above-mentioned factors, an impairment analysis is performed using a projected discounted cash flow method. Management must make assumptions regarding estimated future cash flows and other factors to determine the fair value of these respective assets. If these estimates or related assumptions change in the future, we may be required to record an impairment charge. Impairment charges would be included in our statements of operations, and would result in reduced carrying amounts of the related assets in our balance sheets.

Legal Contingencies

From time to time, in the course of our business, we become involved in legal proceedings. In accordance with SFAS No. 5, Accounting for Contingencies, if it is probable that, as a result of a pending legal claim, an asset had been impaired or a liability had been incurred at the date of the financial statements and the amount of the loss is estimable, an accrual for the costs to resolve the claim is recorded in accrued expenses in our balance sheets. Professional fees related to legal claims are included in general and administrative expenses in our statements of operations. Management, with the assistance of outside counsel, determines whether it is probable that a liability from a legal claim has been incurred and estimates the amount of loss. The analysis is based upon potential results, assuming a combination of litigation and settlement strategies. Management does not believe that currently pending proceedings will have a material adverse effect on our consolidated financial position. It is possible, however, that future results of operations for any particular period could be materially affected by changes in our assumptions related to these proceedings.

Accounting and Disclosure Changes

Effective December 31, 2005, we adopted the provisions of SFAS No. 123R, Share-Based Payment, using the modified prospective application transition method. Under this method, the share-based compensation cost recognized beginning December 31, 2005 includes compensation cost for (i) all share-based payments granted prior to, but not vested as of December 31, 2005, based on the grant date fair value originally estimated in accordance with the provisions of SFAS No. 123, Accounting for Stock-Based Compensation, and (ii) all share-based payments granted subsequent to December 30, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R. Compensation cost under SFAS No. 123R is recognized ratably using the straight-line attribution method over the expected vesting period or to the retirement eligibility date, if less than the vesting period when vesting is not contingent upon any future performance. In addition, pursuant to SFAS No. 123, we are required to estimate the amount of expected forfeitures when calculating the compensation costs, instead of accounting for forfeitures as incurred, which was the method previously used by us. As of December 31, 2005, the cumulative effect of adopting the estimated forfeiture method was not significant. Prior periods are not restated under this transition method

SFAS No. 123R also requires us to reflect the tax benefit from the exercise of stock options in the statement of cash flows as a cash inflow from financing activities. Prior to the adoption of SFAS No. 123R, these tax benefits have been reflected as a cash inflow from operating activities. The prior year statement of cash flows has not been restated. There were no stock options exercised during the three months ended March 31, 2006 and April 1, 2005.

As of March 31, 2006, there was $8.1 million of total unrecognized compensation cost related to unvested stock awards. The cost is expected to be recognized over a weighted-average period of 3.5 years.

Prior to December 31, 2005, we accounted for stock-based compensation plans in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, as permitted by SFAS No. 123. We elected to use the intrinsic value method of accounting for employee and director stock-based compensation expense for its non-compensatory employee and director stock option awards and did not recognize compensation expense for the issuance of options with an exercise price equal to or greater than the market price of the underlying common stock at the date of grant. Had we elected to adopt the fair value approach as prescribed by SFAS No. 123, which charges earnings for the estimated fair value of stock options, our net income and earnings per share for the three months ended April 1, 2005 would not have been materially affected.

Results of Operations

The following discussion includes references to the term average daily sales and average organic daily sales. Average daily sales are defined as sales for a period of time divided by the number of shipping days in that period of time. Average organic daily sales are defined as sales from a period of time divided by the number of shipping days in that period of time excluding any sales from acquisitions made subsequent to the beginning of the prior year period.

Overview. We ended the first quarter on strong top line growth in each of our three customer end markets: facilities maintenance, professional contractors and specialty distributors. Average daily sales grew 16.1% in the first quarter including $11.0 million in sales from our July 2005 acquisition of Copperfield. Excluding Copperfield, sales grew 10.5% on an average organic daily sales basis. We continue to invest in organic growth initiatives at a rate of approximately $1.5 million per quarter including the expansion of our national accounts program, the addition of field sales and telesales professionals, the addition of new products and geographic expansions such as the addition of profession contractor showrooms and vendor managed inventory sites. A significant component of our sales growth in the first quarter included an increase of over 35% in the sale of “big ticket” or larger than average sales price products such as HVAC equipment, appliances and water heaters. These products typically carry lower gross margin percentages but enable better sales penetration with existing and new customers alike. The effect of this continued change in sales mix on consolidated gross margins was a decline in the quarter of 40 basis points. This decline was offset by higher gross margins on Copperfield sales of approximately 10 basis points resulting in a net decline in gross margin percentages of 30 basis points in the three months ended March 31, 2006 compared to the three months ended April 1, 2005. We continue to see operating expense leverage, specifically in the area of freight and distribution center labor.

Three Months Ended March 31, 2006 Compared to Three Months Ended April 1, 2005

Net Sales. Our net sales increased by $28.2 million, or 14.3%, to $224.7 million in the three months ended March 31, 2006 from $196.5 million in the three months ended April 1, 2005, with one less shipping day than the comparable prior year period. The sales increase was attributable to $11.0 million from our Copperfield acquisition with the remaining increase driven by continued strong demand for our products, new sales and growth initiatives and approximately 4% from price increases.

Gross Profit. Gross profit increased by $10.2 million, or 13.5%, to $85.7 million in the three months ended March 31, 2006 from $75.5 million in the three months ended April 1, 2005. Gross profit margins decreased 30 basis points to 38.1% for the three months ended March 31, 2006 compared to 38.4% for the three months ended April 1, 2005. This decline in our gross profit margins is primarily a result of a change in sales mix related to our increase of over 35% in the sale of big ticket items such as HVAC equipment, appliances and water heaters offset in part by higher gross margins on Copperfield sales.

Selling, General and Administrative Expenses. SG&A expenses increased by $7.9 million, or 14.8%, to $61.7 million in the three months ended March 31, 2006 from $53.7 million in the three months ended April 1, 2005. Increased SG&A expenses related to our Copperfield acquisition accounted for $1.2 million of the $7.9 million increase. Excluding these expenses, SG&A expenses increased 12.5% in the three months ended March 31, 2006. Certain expenses within SG&A, such as the costs of running regional distribution centers, delivery expenses and selling expenses fluctuate with sales volume. The increase in SG&A expenses included these increases as well as increased investment in new sales and marketing initiatives and additional stock-based compensation associated with grants of restricted stock units and stock options during the three months ended March 31, 2006. SG&A expenses as a percentage of sales was 27.5% in the three months ended March 31, 2006 and 27.3% in the three months ended April 1, 2005. This increase was due to the additional stock-based compensation associated with grants of restricted stock units and stock options during the three months ended March 31, 2006.

Depreciation and Amortization. Depreciation and amortization expense increased by $0.3 million, or 10.5%, to $3.4 million in the three months ended March 31, 2006 from $3.1 million in the three months ended April 1, 2005. This increase was due to our Copperfield acquisition.

Operating Income. As a result of the foregoing, operating income increased by $2.0 million, or 10.5%, to $20.6 million in the three months ended March 31, 2006 from $18.6 million in the three months ended April 1, 2005. As a percent of sales, operating income decreased to 9.2% in the current quarter from 9.5% in the comparable prior year period. This decrease was primarily due to $0.5 million in additional stock-based compensation associated with grants of restricted stock units and stock options during the three months ended March 31, 2006.

Interest Expense. Interest expense increased by $0.7 million in the three months ended March 31, 2006 to $7.0 million from $6.3 million in the three months ended April 1, 2005. The net increase was attributed to the overall higher debt balances resulting from the additional $50.0 million term loan incurred during the three months ended September 30, 2005 offset by the early extinguishment of $70.0 million of our 11.5% senior subordinated notes during the three months ended April 1, 2005.

Provision for Income Taxes. The effective tax rate for the three months ended March 31, 2006 was 38.9% compared to 39.6% in the three months ended April 1, 2005. The decrease in the effective tax rate was due primarily to lower state income taxes and lower non-deductible expenses partially offset by the phase-out of the extraterritorial income exclusions used in 2005.

Liquidity and Capital Resources

As of March 31, 2006, we had approximately $89.7 million of availability under our $100.0 million revolving credit facility. Historically, our capital requirements have been for debt service obligations, working capital requirements, acquisitions, the expansion and maintenance of our distribution network, and upgrades of our proprietary information systems. We expect this to continue in the foreseeable future. Historically, we have funded these requirements through internally generated cash flow and funds borrowed under our credit facility. We expect our cash flow from operations and the loan availability under our credit facility to be our primary source of funds in the future. Letters of credit, which are issued under the revolving loan facility under our credit facility, are used to support payment obligations incurred for our general corporate purposes. As of March 31, 2006, we had $10.3 million of letters of credit issued under the credit facility. Interest on our 11.5% senior subordinated notes due 2011 is payable each May 15 and November 15. With respect to borrowings under our credit facility, we have the option to borrow at an adjusted LIBOR or an alternative base rate. Interest on the credit facility is generally payable quarterly, and with respect to any LIBOR borrowings, on the last day of the interest period applicable to the term of the borrowing.

Net cash provided by operating activities was $18.8 million for the three months ended March 31, 2006 compared to net cash provided by operating activities of $3.2 million in the three months ended April 1, 2005. Net cash provided by operating activities for the three months ended March 31, 2006 was higher than the prior year period primarily as a result of our increase in net income of $7.0 million, changes in our accounts receivable-trade, inventory and accounts payable of $3.4 million, and changes in all other assets and liabilities of $15.6 million, mostly related to the change in accrued income taxes of $10.2 million. These increases were partially offset by the payment of the early redemption premium of $8.1 million in the three months ended April 1, 2005 related to the pay-down of a portion of our senior subordinated notes in January 2005, which payment was not repeated in the three months ended March 31, 2006. In addition, we had higher cash interest expense of $1.1 million, resulting from incurrence of an additional $50.0 million term loan, which we used for our Copperfield acquisition in July 2005, and lower cash taxes of $4.3 million, due to the timing of income tax payments.

Net cash used in investing activities was $1.7 million in the three months ended March 31, 2005 compared to $2.6 million in the three months ended April 1, 2005. Net cash used in investing activities in the three months ended March 31, 2006 and the three months ended April 1, 2005 were primarily attributable to capital expenditures made in the ordinary course of business and costs related to purchases of businesses in prior periods.

Net cash used in financing activities totaled $3.3 million for the three months ended March 31, 2006 compared to net cash provided by financing activities of $59.5 million in the three months ended  April 1, 2005. Net cash used in financing activities for the three months ended March 31, 2006 was primarily attributable to our repayment of $3.0 million of borrowings on our revolving credit facility. Net cash used in financing activities for the three months ending April 1, 2005 was primarily due to the early redemption of $70.0 million of our senior subordinated notes and $8.1 million in related redemption premiums, partially offset by revolving credit facility borrowings of $17.0 million.

As of March 31, 2006, our contractual obligations and other contractual commitments have not changed materially outside the ordinary course of business since December 30, 2005.

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

Capital Expenditures

Capital expenditures were $1.5 million in the three months ended March 31, 2006 and April 1, 2005. Capital expenditures as a percentage of sales were 0.7% in the three months ended March 31, 2006 and 0.8% in the three months ended April 1, 2005.

Liquidity

Our principal working capital need is for inventory and trade accounts receivable, which have generally increased with the growth in our business. Our principal sources of cash to fund our working capital needs are cash generated from operating activities and borrowings under our revolving credit facility.

Credit Facility

The Company entered into a credit facility on May 29, 2003, which was amended as of December 19, 2003, and amended again on December 21, 2004 in connection with the IPO. The Company also amended its credit facility on July 7, 2005, to permit the incurrence of an additional $50.0 million term loan, having substantially the same terms as the existing term loan in connection with the Copperfield acquisition. On August 8, 2005, the Company again amended its credit facility to lower the interest rate spreads applicable to the additional $50.0 million term loan. The amended credit facility provides for aggregate commitments of $250.0 million, consisting of (1) a revolving loan facility of $100.0 million, of which a portion not exceeding $20.0 million will be available in the form of letters of credit, and (2) a term loan facility of $150.0 million. Borrowings under the amended term loan facility and revolving loan facility bear interest, at the Company’s option, at either adjusted LIBOR or at the alternate base rate plus a spread. Outstanding letters of credit under the revolving loan facility are subject to a per annum fee equal to the applicable spread over adjusted LIBOR for revolving loans. The indebtedness under the amended credit facility is guaranteed by us and by the domestic subsidiaries of the Company. The amended term loan facility has a maturity of December 31, 2010, and the revolving loan facility has a maturity of May 31, 2008.

On July 7, 2005, we used the proceeds from the additional $50.0 million term loan and $20.0 million of borrowings under the revolving loan facility to fund the Copperfield acquisition. As of March 31, 2006, we had paid down the incremental $20.0 million borrowed for the acquisition.

              During the three months ended March 31, 2006, we borrowed periodically on our revolving credit facility to accommodate our daily working capital needs. The weighted average daily outstanding balance during the three-month period was $0.7 million, with ordinary course borrowings ranging from $0.0 million to $3.5 million. As of March 31, 2006, we had $10.3 million of letters of credit issued under the revolving loan facility and $148.5 million aggregate principal outstanding under the term loan facility.

We believe that cash flow from operations and available borrowing capacity under our new credit facility will be adequate to finance our ongoing operational cash flow needs and debt service obligations for the next twelve months.

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2006. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2006, our disclosure controls and procedures were (1) designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our Chief Executive Officer and Chief Financial Officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

We are involved in various legal proceedings that have arisen in the ordinary course of our business and have not been fully adjudicated. These actions, when ultimately concluded and determined, will not, in the opinion of management, have a material effect upon our consolidated financial position, results of operations or liquidity.

ITEM 1A. Risk Factors

For information regarding factors that could affect our results of operations, financial position and liquidity, see the risk factors discussion provided in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 30, 2005. See also “Part I. Item 2—Forward Looking Statements” above.

ITEM 5. Other Information

None

ITEM 6. Exhibits

The following exhibits are being filed as part of this Quarterly Report on Form 10-Q:

31.1

Certification of the Chief Executive Officer of Interline Brands, Inc., pursuant to Rule 13a-14 of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

31.2

Certification of the Chief Financial Officer of Interline Brands, Inc., pursuant to Rule 13a-14 of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

INTERLINE BRANDS, INC.
Registrant

Date: May 9, 2006	By:	/S/ THOMAS J. TOSSAVAINEN
Thomas J. Tossavainen
Chief Financial Officer
(Duly Authorized Signatory, Principal Financial and Accounting Officer)